Form 10-K
period 2024-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2024-12-16
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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
Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑

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

As of March 31, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $538,071,743, based on the closing sale price of $15.74 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at December 11, 2024 was 41,452,793 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2025	Part III, Items 10, 11, 12, 13 and 14

Auditor Name	Auditor Location	Auditor Firm ID
KPMG LLP	Kansas City, MO	185

COMPASS MINERALS INTERNATIONAL, INC.

1	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including without limitation our or management’s beliefs, expectations or opinions; statements regarding future events or future financial performance; our plans, objectives and strategies; our outlook, including expected sales volumes and costs; the useful life of our mine properties; conversion of mineral resources into mineral reserves; existing or potential capital expenditures, capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed or recently enacted legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the United States (“U.S.”); repatriation of foreign earnings to the U.S.; payment of future dividends and ability to reinvest in our business; our ability to optimize cash accessibility and minimize tax expense; our debt service requirements; our liquidity needs; realization of potential savings from our restructuring activities; funding obligations for our United Kingdom (“U.K.”) pension plan; outcomes of matters with taxing authorities; the seasonality of our business; the effects of climate change on us; and our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this Form 10-K, are forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. We use words such as “may,” “would,” “could,” “should,” “will,” “likely,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “outlook,” “project,” “estimate” and similar expressions suggesting future outcomes or events to identify forward-looking statements or forward-looking information. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially. In evaluating these statements, you should carefully consider various risks, uncertainties and factors including, but not limited to, those listed under “Risk Factors” and elsewhere in this report. Forward-looking statements are only predictions and are subject to certain risks and uncertainties that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this report as a result of factors, risks, and uncertainties, over many of which we do not have control.
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
•weather conditions;
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
•financial assurance requirements;
•our payment of any dividends;
•the seasonal demand for our products;
•the impact of anticipated changes in potash product prices and customer application rates;
•the impact of competition on the sales of our products;
•inflation risks;
•increasing costs or a lack of availability of transportation services;
•risks associated with our international operations and sales, including changes in currency exchange rates;
•conditions in the sectors where we sell products and supply and demand imbalances for competing products;
•our rights and governmental authorizations to mine and operate our properties;

2	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
•our ability to successfully remediate the material weaknesses in internal control over financial reporting disclosed in this Form 10-K; and
•other risk factors included in this report or reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Where You Can Find More Information.”

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports and other information with the SEC and our SEC filings are available at the SEC’s website at www.sec.gov. Copies of these documents are also available on our website, www.compassminerals.com. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. The information on our website (or any webpages referenced in this Form 10-K) is not part of this or any other report we file with, or furnish to, the SEC. Further, our references to website URLs are intended to be inactive textual references only.

You may also request a copy of any of our filings, at no cost, by writing or telephoning:

Investor Relations
Compass Minerals International, Inc.
9900 West 109th Street, Suite 100
Overland Park, Kansas 66210

For general inquiries concerning us, please call (913) 344-9200.

3	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Unless the context requires otherwise, references in this report to the “Company,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries collectively.
ITEM 1.    BUSINESS

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Our plant nutrition products help improve the quality and yield of crops, while supporting sustainable agriculture. We are also working to develop long-term fire-retardant solutions to help combat wildfires. As of September 30, 2024, we operate 12 production and packaging facilities with nearly 1,900 employees throughout the U.S., Canada and the U.K., including:
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
In May 2023, we completed the purchase of Fortress North America, LLC (“Fortress”), a fire retardant company working to develop long-term fire retardant solutions to help combat wildfires (see Part II, Item 8, Note 3 of our Consolidated Financial Statements).
We sell our salt, plant nutrition and fire retardant products primarily in the U.S., Canada and the U.K. See Part II, Item 8, Note 14 to our Consolidated Financial Statements for financial information relating to our operations by geographic areas.
On February 16, 2021, we announced our plan to restructure our former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including our chemicals and specialty plant nutrition businesses along with our equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). On March 16, 2021, our Board of Directors approved a plan to sell our South America chemicals and specialty plant nutrition businesses, our investment in Fermavi and our North America micronutrient product business (collectively, the “Specialty Businesses”) as described further in Part II, Item 8, Note 1 and Note 4 to our Consolidated Financial Statements. Consequently, the Specialty Businesses qualified for presentation as discontinued operations in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, the Specialty Businesses’ results of operations are presented as discontinued operations in the Consolidated Statements of Operations for the fiscal year ended September 30, 2022. As a result, we are presenting two reportable segments in continuing operations, Salt and Plant Nutrition in this Form 10-K. See Part II, Item 8, Note 14 to our Consolidated Financial Statements for more information.

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

4	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

majority of the products we produce, market and sell. In fiscal 2024, the Salt segment accounted for approximately 81% of our sales (see Part II, Item 8, Note 14 to our Consolidated Financial Statements for segment financial information).
Salt segment sales as a percentage of total sales from continuing operations for the fiscal years ended September 30, 2024, 2023 and 2022, are as follows:

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
Highway deicing, including salt sold to chemical customers, constituted 60% of our fiscal 2024 Salt segment sales. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process with governmental entities, as well as through multi-year contracts, with price, product quality and delivery capabilities as the primary competitive market factors. Some sales also occur through negotiated sales contracts with customers, particularly in the U.K. Since transportation costs are a relatively large portion of the delivered cost of our products to customers, locations of salt sources and distribution networks also play a significant role in the ability of suppliers to cost-effectively serve customers. We have an extensive network of approximately 80 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi River and Ohio River systems. Deicing salt product from our Ogden facility supplies customers in the Western and

5	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Sales of our consumer and industrial products accounted for 40% of our fiscal 2024 Salt segment sales. We are the third largest producer of consumer and industrial salt products in North America. These products include commercial and consumer applications, such as water conditioning, consumer and professional ice control, food processing, agricultural applications, table salt and a variety of industrial applications. We estimate we are among the largest private-label producers of water conditioning salt in North America and of table salt in Canada. Our Sifto brand encompasses a full line of salt products, which are well recognized in Canada.
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
The chart below shows our annual sales volumes of Salt segment products for the fiscal years ended September 30, 2024, 2023 and 2022:

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

6	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Our Plant Nutrition segment currently generates nearly all of its sales and earnings through the production and sale of SOP. There are two major forms of potassium-based fertilizer, SOP, a specialty form of potassium which also provides plant-ready sulfur, and muriate of potash (“MOP” or “KCl”). Based on data from Green Markets® A Bloomberg Company, management estimates the average annual worldwide consumption of all potash fertilizers is approximately 81 million tons, with MOP accounting for approximately 87% of all potash used in fertilizer production. SOP represents approximately 10% of all potash production. The remainder of potash is supplied in forms containing varying concentrations of potassium (expressed as potassium oxide) along with different combinations of co-nutrients. SOP, which contains the equivalent of approximately 50% potassium oxide, maintains a price premium over MOP due to the fact that it contains the secondary nutrient, sulfur, does not contain chlorides and is more expensive to produce than MOP. Additionally, many high-value or chloride-sensitive crops experience improved yields and quality when SOP is applied instead of MOP. SOP is also a more cost-effective alternative to other forms of specialty potash.
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
Approximately 92% of our Plant Nutrition segment sales in fiscal 2024 were made to U.S. customers, who include retail fertilizer dealers and distributors of agricultural products as well as professional turf care customers. In some cases, these dealers and distributors combine or blend our Plant Nutrition segment products with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

Products and Sales
We currently generate nearly all of our sales and earnings in our Plant Nutrition segment through the production and sale of SOP. Our SOP is sold in various grades under our Protassium+ brand. Our Protassium+ product line consists of different grades sized for use in broadcast spreaders, direct application and liquid fertilizer solutions. Our turf product line consists of grades sized for use by the turf and ornamental markets and for blends used on golf course greens. We also provide a product line suitable for organic cropping systems with grades sized for a wide range of applications.
Our Protassium+ product line is generally sold to crop input distributors and dealers who may blend our products with other fertilizer products to sell to farmers and growers, or it may be sold as the final product. Our commercial efforts focus on educating and selling the agronomic benefits of SOP as a source of potassium nutrients.

7	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Competition
SOP is marketed globally; based on our latest information, approximately 55% of the world’s 10.7 million tons of estimated capacity located in China. Management estimates global SOP capacity to be as follows:

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

OTHER BUSINESSES

Fortress is our fire retardant company working to develop long-term aerial and ground-applied fire retardant products to help prevent and combat wildfires.
Fortress had one primary customer, the USFS, for the 2023 fire season. Fortress did not secure a contract for the 2024 fire season. As of the date of this report, we have generated all of our fire retardant revenue in the U.S. and it is not material in comparison to our Salt and Plant Nutrition segments.
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

INTELLECTUAL PROPERTY

To protect our intellectual property, we rely on a combination of approaches, including but not limited to, patents, trademarks, copyrights, trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations. These protections are important to our business and we believe that our success is at least partly dependent on the acquisition and maintenance of these rights. However, we rely primarily on the innovative skills, technical competence, operational knowledge and marketing abilities required by our business in order to succeed.
We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. Our trademarks registered pursuant to applicable intellectual property laws include, but are not limited to, COMPASS MINERALS, AMERICAN STOCKMAN, CANADIAN STOCKMAN, DUSTGARD, FREEZGARD, ICEAWAY, PROSOFT, SAFE STEP, SAFE STEP PRO, SIFTO, SURESOFT, SURE PAWS and PROTASSIUM+ and FORTRESS FIRE RETARDANT SYSTEMS.
Any issued patents, trademarks or copyrights on our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability.

8	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Competitors may challenge our patent rights or assert alleged claims regarding infringement. If our patents are held invalid or unenforceable, our competitors could commercialize our patented technology. If it is determined by a court of competent jurisdiction that we have infringed another party’s patent, we may not be able to use or sell that technology.
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

HUMAN CAPITAL MANAGEMENT

As of September 30, 2024, we employed 1,894 employees, of which 986 were located in the U.S., 721 were located in Canada and 187 were located in the U.K. Nearly 50% of our workforce is represented by collective bargaining agreements. Of our 12 collective bargaining agreements in effect on September 30, 2024, six will expire in fiscal 2025 (including our Cote Blanche mine), four will expire in fiscal 2026 (including our Goderich mine), and two will expire in fiscal 2027.
We believe that our workforce drives the success of our Company and is paramount to creating long-term value. We strive to put our employees first and foster an environment in which their safety, well-being, career progression and sense of belonging are prioritized. By investing in our workforce and culture, we are helping to ensure a strong, sustainable future for our Company.
To help maintain a focus on our workforce and culture, as well as measure our progress in these areas, we announced in fiscal 2022 a set of fiscal 2025 environmental, social and governance goals and targets, including in the categories of safety, employee development, and diversity and inclusion.

Environmental, Health and Safety
At Compass Minerals, we prioritize a safe and healthy work environment for all our employees. We are focused on the ultimate goal of zero harm, which includes zero injuries to our employees and contractors, and zero environmental incidents. This goal requires the collaboration and participation of all employees, at every site. We measure zero harm by how we are decreasing our total recordable injury rate (“TRIR”) and improving our environmental compliance-based metrics. For the fiscal year ended September 30, 2024, our TRIR is 1.28. Our reporting standard, TRIR, is a stringent incident reporting standard based upon the U.S. Department of Labor’s Mine Safety and Health Administration regulations. The standard includes all medical treatment, lost time and restricted-duty injuries based upon 200,000 exposure hours to enable increased reporting consistency across our organization and provides greater clarity of operational safety performance and capabilities.
A key driver of this trajectory has been the implementation of the SafeStart® methodology across our organization. Tools introduced through SafeStart training addressed unintentional human error and critical safety habits, which reduce risk and the probability of injury. Additionally, we approach health and safety through the lens of continuous improvement and utilize an environmental, health and safety framework that includes policies, procedures, training and Company standards that go beyond compliance. Each of our operational sites has a safety committee, which includes employees and management, and when applicable, union representation. In addition, our sites form focus groups to engage team members and establish best practices for specific health and safety issues. To keep health and safety top of mind, we encourage our employees to begin internal meetings with a “safety share,” a safety reminder or a lesson learned.

Organizational Health
In fiscal 2024, our journey to improve organizational health continued to involve ensuring that our workforce is engaged, supported and equipped to support the needs of our customers and communities. One area of focus in fiscal 2024 included an enterprise-wide, CEO-led discussion about the importance of living our Core Values and demonstrating Integrity, Respect, Collaboration, Value Creation and High Performance in every interaction.

Diversity, Belonging, Inclusion and Equity
At Compass Minerals, we believe that everyone has a voice and every voice matters. We hire, promote and retain people with different backgrounds and experiences, which strengthens our culture and brings a wider range of perspectives to help solve critical issues. Our diversity, belonging, inclusion and equity (“DBIE”) approach focuses on raising awareness and educating employees, engaging employees in initiatives to create a sense of belonging, and finally, having a positive impact on our organization and in our communities by partnering with external groups working to improve DBIE.
In fiscal 2024, we maintained and continued to grow our six employee resource groups (“ERGs”): Black Employees and Allies, Emerging Leaders, Compass Pride for LGBTQ+ employees and allies, Women and Allies, Advanced Career for seasoned employees and allies and Asian Employees and Allies. To further support the importance of inclusion and belonging, we celebrated International Allyship Day at all locations in fiscal 2024. On this day, we came together to recognize the

9	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

importance of standing up for one another and building bridges of support and understanding. In addition, we continue to focus on strategies to diversify our talent pipeline and to ensure our internal processes are inclusive.

Employee Development
In fiscal 2024, we continued utilizing Compass Minerals University (“CMU”), an online platform for employee training and development. CMU provides our employees with on‑demand access to more than 500 learning modules on topics ranging from project management to strategic thinking to emotional intelligence. Content is presented in a variety of formats from videos and readings to downloadable templates and work aids for managers to use in team meetings or with direct reports. In addition, there are live virtual trainings our employees can attend.
We have other forms of development opportunities for employees, such as training on performance mindset, team effectiveness and communication styles, and programs available through our ERGs. Several options are available to employees who are looking to increase their knowledge and grow professionally.
Additionally, employees have opportunities for professional development through strategic partnerships with several outside organizations such as Central Exchange, Society of Women Engineers, and American Royal, as well as through membership in trade groups including The Fertilizer Institute, Essential Minerals Association, U.K. Salt Association and Ontario Mining Association.
Full-time employees can also take advantage of our tuition reimbursement program to further their education in subjects and degree programs that are relevant to our business.

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
While a number of our capital projects indirectly result in environmental improvements, we estimate that our fiscal 2024 environmental-specific capital expenditures were $3.8 million. We expect to have approximately $3.6 million of environmental capital expenditures in fiscal 2025 on a variety of projects. However, future capital expenditures are subject to a number of uncertainties, including changes to environmental laws and regulations, changes to our operations or unforeseen remediation requirements, and these expenditures could exceed our expectations.
As of September 30, 2024, we had recorded $1.8 million of accruals for environmental liabilities. We accrue for environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation or remediation activities and the expenditures for these activities are reasonably estimable. However, the extent and costs of any environmental investigation or remediation activities are uncertain and difficult to estimate and could exceed our expectations, which could materially affect our financial condition and operating results.

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

10	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In fiscal 2024, we announced a binding Voluntary Agreement (“Voluntary Agreement”) with the Utah Division of Forestry, Fire and State Lands (“FFSL”) outlining water and land conservation commitments we are making toward the long-term health of the Great Salt Lake. Among other things, the Voluntary Agreement outlines a progressive set of brine withdrawal caps for certain of our consumptive water rights, based on annual lake elevation and informed by the Great Salt Lake Strategic Plan.

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
Taxes and Tariffs - We are subject to complex requirements of federal, state, local and foreign laws and regulations related to taxation, tariffs and import duties. See Part II, Item 8, Note 10 of our Consolidated Financial Statements for more information on taxes.

11	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

12	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Management identified material weaknesses in internal control over financial reporting in conjunction with the restatement described in the Explanatory Note of our Form 10-K/A, filed with the SEC on October 29, 2024. The description of the material weaknesses that were determined to exist as of September 30, 2023 and 2024 is included under Part II Item 9A of this Form 10-K.
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

13	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

significant water inflows and flooding at any of our underground mines, which could result in a mine shutdown, serious injuries, loss of life, increased operational costs, production delays, damage to our mineral deposits and equipment damage. We have minor water inflows at our Cote Blanche and Goderich salt mines that we actively monitor and manage. Underground mining also poses the potential risk of mine collapse or ceiling collapse because of the mine geology and the rate and volume of minerals extracted, among other potential causes. We could also have a ceiling collapse in the brine wells used to extract salt for mechanical evaporation, which could increase costs and cause production delays.
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
In addition, our ability to produce SOP, sodium chloride and magnesium chloride, from our solar evaporation ponds located near Ogden, Utah, is dependent upon sufficient lake brine levels in the Great Salt Lake and hot, arid summer weather conditions. Prolonged periods of precipitation, lack of sunshine, cooler weather or increased mountain water run-off during the evaporation season could reduce mineral concentrations and evaporation rates, leading to decreases in our production levels. Similarly, in recent years drought or decreased mountain snowfall and associated fresh water run-off have reduced brine levels, which could also impact mineral composition and our mineral harvesting process, amount and timing. Lake level fluctuations and other factors could alter brine levels or mineral concentration levels, which may disrupt our typical two- to three-year evaporation production cycle. Similar factors could negatively impact the lake level and concentration of sulfates at the Big Quill Lake, impacting the operations at our Wynyard, Saskatchewan, Canada, facility. The occurrence of these events at the Great Salt Lake or Big Quill Lake (as a result of climate change or otherwise) could lead to decreased production levels, increased operating costs and significant additional capital expenditures.
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
Our Ogden facility produces three mineral salts - specifically, SOP, sodium chloride and magnesium chloride products - from the high mineral concentrations within the ambient lake brine in the Great Salt Lake. Our ability to produce SOP, sodium chloride and magnesium chloride at our Ogden facility is dependent upon, among other matters, sufficient lake elevations in the Great Salt Lake and our continued ability to maintain, renew or acquire the permits, licenses and approvals required to access ambient lake brine in the Great Salt Lake.
Sustained drought (as a result of climate change or otherwise), lower lake levels or increased mineral concentrations in the Great Salt Lake could impact mineral composition and our mineral harvesting process, amount and timing. Lake level fluctuations and other factors, including state or federal actions to manage the salinity of the Great Salt Lake, could alter north arm lake levels and may disrupt our evaporation production cycle, impact our access to ambient lake brine in the Great Salt Lake or increase our related capital expenditures and production costs.

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

14	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

For example, our two North American salt mines together constituted approximately 70% of our salt production capacity as of September 30, 2024, and supply most of the salt sold by our North American highway deicing business and significant portions of the salt sold by our consumer and industrial business. A production interruption at one of our salt mines could adversely affect our ability to fulfill our salt contracts and our ability to secure future contracts in affected markets or other markets or could lead to increased costs to service customers from alternative supply sources. Our salt mines also have limited access ways and shafts and any inability to use these access ways and shafts could impede our ability to operate or cause a production interruption. In addition, we only have a limited number of distribution facilities in the markets in which we sell our salt products. Failure to have our salt products at a specific distribution facility when needed (for example during a snow event) could adversely impact our ability to fulfill our highway deicing sales contracts, resulting in significant contractual penalties and loss of customers.
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

15	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•demand for our minerals;
•current and future market prices for our minerals, contractual arrangements, operating costs and capital expenditures;
•taxes and development and reclamation costs;
•mining technology and processing improvements;
•the effects of legislation or interpretations thereof, or regulation by governmental agencies;
•the ability to obtain, maintain and renew all required permits;
•employee health and safety;
•historical production from the area compared with production from other producing areas; and
•our ability to convert all or any part of our resources to economically extractable mineral reserves.
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
Nearly 50% of our workforce in the U.S., Canada and the U.K. is represented by collective bargaining agreements. Of our 12 collective bargaining agreements in effect on September 30, 2024, six will expire in fiscal 2025 (including our Cote Blanche mine), four will expire in fiscal 2026 (including our Goderich mine), and two will expire in fiscal 2027.
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
We have a significant amount of indebtedness and may incur additional debt in the future. As of September 30, 2024, we had $922.8 million of outstanding indebtedness, including $383.9 million of borrowings under our senior secured credit facilities, which are further described in Part II, Item 8, Note 12 of our Consolidated Financial Statements. We pay significant interest on our indebtedness, with variable interest on our borrowing under our senior secured credit facilities based on prevailing interest rates. Significant increases in interest rates will increase the interest we pay on our debt. Our indebtedness could:
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

16	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The credit agreement governing our senior secured credit facilities also requires us to maintain financial ratios, including an interest coverage ratio and a total leverage ratio, which we may be unable to maintain. As of September 30, 2024, our total net leverage ratio (as calculated under the terms of our credit agreement) was 4.89x. We would be in default under our credit agreement if our net leverage ratio exceeds 6.5x as of the last day of any quarter through the fiscal quarter ended September 30, 2025, gradually stepping down to 4.5x for the fiscal quarter ended December 31, 2026 and thereafter.
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

17	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Canadian provincial tax authorities have challenged our tax positions and assessed additional taxes on us, which are described in Part II, Item 8, Note 10 to our Consolidated Financial Statements. These tax assessments and future tax assessments could be material if the disputes are not resolved in our favor.
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
In connection with our dispute of tax assessments made by Canadian provincial tax authorities (described in more detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments, Liquidity and Capital Resources” and Part II, Item 8, Note 10 of our Consolidated Financial Statements), we are required to post and maintain financial performance bonds. In addition, as part of our business operations, we are required to maintain financial surety or performance bonds with certain of our North American deicing customers and to fund reclamation and site cleanup following the ultimate closure of our mines and certain other facilities. We incur costs to maintain these financial assurance bonds and failure to satisfy these financial assurance requirements could materially affect our business, the results of our operations and our financial condition.

We ceased paying cash dividends in fiscal 2024; any future cash dividends will be at the discretion of our board of directors and other factors.
On April 22, 2024, the Board of Directors determined not to declare dividends for the foreseeable future in order to align our capital allocation priorities with our corporate focus on accelerating cash flow generation and debt reduction. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon our financial condition, results of operations, capital requirements, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our Board of Directors. Although our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to pay dividends on our common stock. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. Certain agreements governing our indebtedness contain limitations on our ability to pay dividends (including regular annual dividends), as described under “—The agreements governing our indebtedness impose restrictions that may limit our ability to operate our business or require accelerated debt payments.” We cannot provide assurances that the agreements governing our current and future indebtedness will permit us to pay dividends on our common stock.

18	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We encounter strong competition in many areas of our business and our competitors may have significantly more financial resources than we do. Competition in our product lines is based on a number of factors, including product quality and performance, logistics (especially in Salt distribution), brand reputation, price and quality of customer service and support. Many of our customers attempt to reduce the number of vendors from which they purchase in order to increase their efficiency. To remain competitive, we need to invest in manufacturing, productivity, product innovation, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments or maintain our competitive position. We may have to adjust our prices, strategy, product innovation, distribution or marketing efforts to stay competitive. In addition, our fire retardant business currently has one primary customer, the USFS. If the USFS were to choose not to enter into commercial agreements with us, that business would be adversely affected.
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

19	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

diversified, making them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Our competitive position could suffer if we are unable to expand our operations through investments in new or existing operations or through acquisitions, joint ventures or partnerships.

Inflation could result in higher costs and decreased profitability.
Our business can be affected by inflation, including increases in freight rates, prices for energy and other costs. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. Accordingly, substantial inflation may result in a material adverse impact on our costs, profitability and financial results.

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
We have significant operations in Canada and the U.K. Our fiscal 2024 sales outside the U.S. were 26% of our total fiscal 2024 sales. Our overall success as a global business depends on our ability to operate successfully in differing economic, political and cultural conditions. Our international operations and sales are subject to numerous risks and uncertainties, including:
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

20	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We hold numerous environmental and mineral extraction permits, water rights and other permits, licenses and approvals from governmental authorities authorizing operations at each of our facilities. A decision by a governmental agency to revoke, substantially modify, deny or delay renewal of or apply conditions to an existing permit, license or approval could have a material adverse effect on our ability to continue operations at the affected facility and result in significant costs. For example, certain indigenous groups have challenged the Canadian government’s ownership of the land under which our Goderich mine is operated. There can be no assurances that the Canadian government’s ownership will be upheld or that our existing mining and operating permits will not be revoked or otherwise affected. In addition, although we do not engage in fracking, laws and regulations targeting fracking could lead to increased permit requirements and compliance costs for non-fracking operations, including our salt operations, which require permitted wastewater disposal wells. Rulemaking implementing Utah House Bill 513 (now codified as amended Utah Code §65A-6-4) may adversely impact mineral extraction on the Great Salt Lake, including our existing SOP, sodium chloride and magnesium chloride production. We may be impacted by the Voluntary Agreement with the Utah Division of FFSL, which outlines brine withdrawal caps based on annual lake elevation, discussed further in Item 1. “Business—Environmental, Health and Safety Matters and Other Regulatory Matters”.
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
We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. Any claim that is successfully asserted against us in these legal proceedings, or others that could be brought against us in the future, may adversely affect our financial condition, results of operations or prospects. For example, on October 21, 2022 we and certain of our former officers, were named as defendants in a putative securities class action lawsuit filed in the United

21	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

States District Court for the District of Kansas, alleging that we and such officers made misleading statements damaging shareholders. We intend to vigorously defend these allegations. At this time, we are unable to assess with any certainty, what, if any, damages could be awarded in this matter. We are also involved periodically in other reviews, inquiries, investigations and other proceedings initiated by or involving government agencies (including litigation brought by Canadian provincial tax authorities as described in Part II, Item 8, Note 10 to our Consolidated Financial Statements), some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In these types of matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual judgment, settlement, fine, penalty or other relief, conditions or restrictions, if any, may be. Any eventual judgment, settlement, fine, penalty or other relief, conditions or restrictions could have a material impact on us. For further discussion of pending litigation and governmental proceedings and investigations, see Part II, Item 8, Note 10 and Note 13 to our Consolidated Financial Statements.

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
We record accruals for contingent environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation, asset retirement obligation or remediation activities and the expenditures for these activities are reasonably estimable. However, the extent and costs of any environmental investigation, asset retirement obligation or remediation activities are inherently uncertain and difficult to estimate and could exceed our expectations, which could materially affect our financial condition and operating results.
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

22	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Our global business is subject to complex requirements of federal, state, local and foreign laws, regulations, treaties and regulatory authorities as well as industry standard-setting authorities. These requirements are subject to change. Changes in the standards and requirements imposed by these laws, regulations, treaties and authorities or adoption of any new laws, regulations or treaties could negatively affect our ability to serve our customers or our business. In the event that we are unable to meet any existing, new or modified standards when adopted, our business could be adversely affected. Some of the federal, state, local and foreign laws and regulations that affect us include those relating to EHS matters; taxes; antitrust and anti-competition laws; data protection and privacy; advertisement and marketing; labor and employment; import, export and anti-corruption; product liability; product registrations and labeling requirements; and intellectual property. We could be adversely affected by the adoption of global minimum taxes as countries implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar II regime.
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
We face exposure to product liability and other claims if our products cause harm, are alleged to have caused harm or have the potential to cause harm to consumers or their property. In addition, our products or products manufactured by our customers using our products could be subject to a product recall as a result of product contamination, our failure to meet product specifications or other causes. For example, our customers use our food-grade salt products in food items they produce, such as cheese and bread, which could be subject to a product recall if our products are contaminated or adulterated. For example, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Product Recall”. Similarly, the use and application of our animal feed and plant nutrition products could result in a product recall if it were alleged that they were contaminated. If our fire retardant products fail to provide the intended protection, they could be subject to a product recall or subject us to liability.
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

23	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Our success depends, to a significant extent, on successful implementation of our business strategies, including our cost savings initiatives, our continuous improvement initiatives, the successful commercialization of Fortress North America’s fire retardants, and any other strategies described in the “Business” section of this report. We cannot assure that we will be able to successfully implement our strategies or, if successfully implemented, we may not realize the expected benefits of our strategies.
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

24	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In the future, our business strategy may include supplementing organic growth with acquisitions of and investments in complementary businesses. We may not have acquisition or investment opportunities because we may not identify suitable businesses to acquire or invest in, we compete with other potential buyers and investors, we may not have or be able to obtain suitable financing for an acquisition or investment and we may be hindered by competition and regulatory laws. If we cannot make acquisitions or investments, our business growth may be limited.
Acquisitions of new businesses and investments in businesses (including our acquisition of Fortress) may not perform as expected, may lose value, may not positively impact our financial performance and could increase our debt obligations.

25	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

Risk Assessment and Management
As digitization and technological advancements continue to accelerate, the landscape of cybersecurity faces new challenges. Compass Minerals remains vigilant in our efforts to minimize risk by safeguarding systems and protecting private business, partner, and customer information. Protection of our digital assets requires strategically focused cybersecurity processes with persistent execution.
We maintain a cybersecurity program employing many components and strategies to mitigate and remediate day-to-day cybersecurity threats and exposures. We approach cybersecurity threats through a cross-functional, multilayered approach, with specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to us; (ii) preserving the confidentiality, security, integrity, and availability of the information that we collect and store to use in our business; (iii) protecting our intellectual property; (iv) maintaining the confidence of our customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required. Our layered approach to cyber security risk mitigation includes the following:
•Secure architectural solution design of processes and system configuration.
•Assessment and remediation of cybersecurity events with potential impact on business processes.
•Proactive monitoring and mitigation of active exploits through managed services.
•Evolution of the information security governance program.
We take a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect our operations, finances, legal or regulatory compliance, and/or reputation. We employ continuous monitoring systems and other technologies and security controls to assist us with the identification of cybersecurity risks and threats. These strategies include, among others, the application, adoption or modification of cybersecurity policies and

26	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

procedures, implementation of administrative, technical, and/or physical controls and employee training, education, and awareness initiatives.
Our cybersecurity risk management includes continuous monitoring of networks and systems for potential signs of suspicious activity. We have deployed managed detection and response services for all corporate production systems (servers, desktops, and laptops). This managed service includes 24x7x365 monitoring, threat hunting, remediation, and escalation to help maintain a secure environment. We also provide mechanisms and training for employees to report to the IT Department any unusual or potentially malicious activity they observe for proper identification and analysis.
We track key performance indicators and cybersecurity metrics to evaluate the efficacy of our cybersecurity controls and practices. Further, our cybersecurity program is periodically reviewed by senior members of management and adjusted as needed to maintain the program’s agility and responsiveness as circumstances and technologies evolve, new cybersecurity threats emerge, and regulations change.
Cybersecurity represents a critical component of our overall approach to risk management. Our cybersecurity policies, standards and practices are fully integrated into our enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by our Board of Directors (the “Board”). We separately operate an ERM program to identify, evaluate and manage risks. Cybersecurity risks are evaluated alongside other critical business risks under the ERM program to align cybersecurity efforts with our broader business goals and objectives. We believe that integrating cybersecurity risks into our ERM program fosters a proactive and holistic approach to cybersecurity, which helps safeguard our operations, financial condition, and reputation in an ever-evolving threat landscape. Cybersecurity risks are further considered and evaluated as part of an annual risk assessment performed independently by our internal audit department.

Incident Response
We maintain an incident response policy and program focused upon detecting, managing, documenting, and reporting incidents affecting our systems and data, including those specific to cybersecurity. In the event of a significant cybersecurity incident, we establish an incident response team (“IRT”) that works in conjunction our internal crisis management team, subject matter experts, and business stakeholders to identify, contain, eradicate and, if necessary, recover from a cybersecurity incident. We have built into our incident response program, a review process that gives our disclosure committee real-time access to information to rapidly assess materiality. These efforts may include detecting, identifying, defending against, responding to and, if necessary, recovering from cybersecurity incidents. Incidents that meet certain thresholds are escalated to senior members of management, internal legal advisors, communication specialists and other key stakeholders for additional guidance and action.
Through third parties we are also able to rapidly deploy forensic analysis, legal services, notification, and call center service(s). Our incident response and change management policies and procedures were designed based on guidelines from the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”).

Use of Third Parties
Cybersecurity Service Providers and Third-Party Consultants. Periodically we engage independent cybersecurity consultants, auditors and other third parties to assess and enhance our cybersecurity risk assessment and practices. These third parties conduct independent assessments, penetration testing and vulnerability assessments to identify weaknesses and recommend improvements. When cybersecurity risks are identified, we prioritize mitigation strategies based upon risks’ potential impact, likelihood, velocity, and vulnerability, considering both quantitative and qualitative factors. Additionally, we employ several third-party tools and technologies as part of our efforts to enhance cybersecurity functions and monitoring.
Oversight of Third-Party Service Providers. We use third-party service providers to support our operations and many of our technology initiatives, including third parties that house financial or sensitive information. Our technology acquisition policy and our internal controls framework require us to obtain and review attestation reports regarding these third-party service providers and their sub-service processors or providers and their internal controls, complementary user entity controls and contractual obligations, including those specific to cybersecurity. We evaluate cybersecurity risks associated with our use of third-party service providers, which may include a review of a service provider’s cybersecurity posture or a recommendation of specific mitigation controls. We determine and prioritize service provider risk based on potential threat impact and likelihood and these risk determinations determine the level of due diligence and ongoing compliance monitoring required for each service provider. We have independent validation and assessment capabilities from our cyber insurance provider (Resilience). Each year we select several third-party suppliers for evaluation, analyze resultant reports, and mitigate risks associated with the vendor as needed.

Risks from Material Cybersecurity Threats
As of the date of this report, we have not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization. Although we have not previously experienced cybersecurity incidents that are individually, or in the aggregate, material, we have experienced cyberattacks in the past, which we believe have thus far been deflected or mitigated by our preventative, detective, and responsive measures.

27	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Cybersecurity Governance

Board Oversight
Our board level audit committee retains oversight of our cyber security program, which is led by our vice president of information technology services. Our senior leadership regularly provides updates on cybersecurity risks and cyber security initiatives to both the audit committee and the broader board. The Board is responsible for overseeing management’s assessments of major risks facing the Company and for reviewing options to mitigate these risks. The Board’s oversight of cybersecurity risks occurs at both the Board level and through its Audit Committee.
The Board. The Chief Executive Officer, the Chief Financial Officer, other members of senior management and other personnel and advisors, as requested by the Board, report on our financial, operating, and commercial strategies, as well as major related risks, which may include cybersecurity risks, at regularly scheduled meetings of the Board. The Board may request follow-up data and presentations to address any specific concerns or recommendations.
The Audit Committee. The Audit Committee reviews with our management team, including our vice president of information technology services, our cybersecurity frameworks, policies, technologies, programs, opportunities, strategies, and risks. These presentations highlight any significant cybersecurity incidents, the cyber threat landscape, cybersecurity program enhancements, cybersecurity risks, related remediation and mitigation activities, security user awareness and reporting training program and any other relevant cybersecurity topics. In addition, members of our Legal Department advise the Audit Committee as needed regarding cybersecurity-related legal matters, including disclosure requirements. Management believes that these reports help to provide the Audit Committee with an informed understanding of our cybersecurity program, risks, and strategies. The Audit Committee may request follow-up data and presentations to address any specific concerns or recommendations. In addition to this periodic reporting, significant cybersecurity risks or threats may also be escalated to the Audit Committee as needed based upon our cyber incident reporting process. The Audit Committee reports regularly to the entire Board and reviews with the Board any major issues that arise at the committee level, which may include cybersecurity risks.

Management’s Role
Our IT Department addresses current and emerging cybersecurity matters. This function is led by our vice president of information technology services, who reports to our Chief Strategy Officer. The IT Department’s security team, a cross-functional group composed of members with substantial professional and technical information technology experience, oversees the cybersecurity program to help ensure the confidentiality, integrity and availability of the company’s systems and mitigate day-to-day threats and exposures. It is responsible for measuring and managing cybersecurity risk, including the prevention, detection, mitigation, and remediation of cybersecurity incidents and for implementing cybersecurity policies, programs, procedures and strategies. The security team reports significant cybersecurity incidents to senior management, internal legal advisors, communication specialists and other key stakeholders as required.

ITEM 2.    PROPERTIES

SUMMARY OVERVIEW OF MINING OPERATIONS

Information concerning our mining properties in this Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K. Subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. When evaluating materiality for purposes of the disclosure, the Company considered several quantitative metrics including production, sales and capital expenditure data, as well as synergistic and other qualitative information that the Company believes investors would find important to their investing decisions.
As used in this Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (“QP”) that the mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC. See Item 1A, “Risk Factors.”
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

28	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Company has determined that the following properties are individually material mining properties for purposes of subpart 1300 of Regulation S-K: the Ogden facility, the Cote Blanche mine and the Goderich mine. The Company has terminated its lithium project and is no longer disclosing mineral resources of lithium or lithium carbonate equivalent, so it is not filing a technical report summary for lithium in connection with this Form 10-K. There have been no material changes in the mineral reserves or mineral resources from the last technical report summaries filed for each of the other properties, so the Company is not filing a new technical report summary for any of these properties in connection with this Form 10-K.

29	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following map shows the locations of our mining properties, as of September 30, 2024:

NORTH AMERICA
U.K.
SEGMENT KEY
Salt
Plant Nutrition

30	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of September 30, 2024, we had ten mining properties, as summarized in the table below:

Location	Segment	Use	Stage
United States
Cote Blanche Island, Louisiana	Salt	Rock salt mine	Production
Lyons, Kansas	Salt	Evaporated salt facility	Production
Ogden, Utah	Salt, Plant Nutrition	SOP, solar salt and magnesium chloride facility	Production
Canada
Amherst, Nova Scotia	Salt	Evaporated salt facility	Production
Goderich, Ontario	Salt	Rock salt mine	Production
Goderich, Ontario	Salt	Evaporated salt facility	Production
Unity, Saskatchewan	Salt	Evaporated salt facility	Production
Wynyard, Saskatchewan	Plant Nutrition	SOP facility	Exploration
United Kingdom
Winsford, Cheshire	Salt	Rock salt mine	Production
Chile
Atacama Desert	Salt	N/A	Exploration

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
•Solar Evaporation - For a description of the solar evaporation process, see “—Ogden Facility” below.

31	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our current estimated production capacity is approximately 16.2 million tons of salt and 360,000 tons of SOP per year. The following table shows the estimated annual production capacity and type of salt or other mineral produced at each of our owned or leased processing locations as of September 30, 2024:

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

32	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table shows production by product at our owned and leased production locations, in tons:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Salt(1)
Cote Blanche mine	1,837,389	1,965,257	1,944,722
Goderich mine	4,300,103	6,034,204	6,305,067
Ogden facility(2)	901,267	1,177,465	1,165,767
Other	1,392,416	1,652,512	1,686,668
Total Salt	8,431,175	10,829,438	11,102,224

SOP
Ogden facility	226,313	238,428	245,165
Other	30,272	37,805	41,486
Total SOP	256,585	276,233	286,651

Magnesium Chloride
Ogden facility(2)	671,486	731,490	686,213
Total Magnesium Chloride	671,486	731,490	686,213
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
Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the U.K. (Winsford, Cheshire) make up 85% of our salt production capacity as of September 30, 2024. Each of these mines is operated with modern mining equipment and utilizes subsurface improvements, such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems.
In 2012, we acquired mining rights to approximately 100 million tons of salt resources in the Chilean Atacama Desert. This resource estimate is based upon an initial assessment. A feasibility study would be completed before we decide whether to proceed with the development of this project to ensure the salt resources can be converted into reserves. The development of this project would require significant infrastructure to establish extraction and logistics capabilities. As of September 30, 2024 our investment in these rights totaled $8.5 million.

Summary of Mineral Resources and Reserves
Summaries of our mineral resources and reserves at the end of fiscal 2024 are set forth in Tables 1 and 2.

33	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 1. Summary Mineral Resources at September 30, 2024

	Measured Mineral Resources (tons)(1)	Indicated Mineral Resources (tons)(1)	Measured + Indicated Mineral Resources (tons)(1)	Inferred Mineral Resources (tons)(1)
Salt(2)(3)
United States
Cote Blanche mine	31,022,341	629,032,729	660,055,070	163,767,364
Ogden facility(4)	—	2,139,215,607	2,139,215,607	—
Lyons	137,214,766	193,979,000	331,193,766	—
Total United States	168,237,107	2,962,227,336	3,130,464,443	163,767,364
Canada
Goderich mine	—	1,441,611,742	1,441,611,742	148,200,000
Goderich plant	66,550,160	41,700,000	108,250,160	—
Amherst	—	408,794,258	408,794,258	—
Unity	—	251,873,143	251,873,143	—
Total Canada	66,550,160	2,143,979,143	2,210,529,303	148,200,000
United Kingdom
Winsford	42,896,918	7,730,000	50,626,918	—
Total United Kingdom	42,896,918	7,730,000	50,626,918	—
Chile
Atacama Desert property	—	102,531,129	102,531,129	—
Total Chile	—	102,531,129	102,531,129	—
Total Salt	277,684,185	5,216,467,608	5,494,151,793	311,967,364

SOP(5)(6)
United States
Ogden facility(7)	—	89,461,892	89,461,892	—
Total United States	—	89,461,892	89,461,892	—
Canada
Wynyard(8)	—	—	—	—
Total Canada	—	—	—	—
Total SOP	—	89,461,892	89,461,892	—

Magnesium Chloride(9)(10)
United States
Ogden facility(11)	—	358,632,573	358,632,573	—
Total United States	—	358,632,573	358,632,573	—
Total Magnesium Chloride	—	358,632,573	358,632,573	—
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
(3)There are multiple saleable products based on salt quality from the underground mining operations (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data based on a five-year average (2020 through 2024) of historical sales data for rock salt for road deicing of $64.40 per ton to $94.98 per ton. Sales prices are projected to increase to approximately $319.63 per ton to $1,204.66 per ton for rock salt for road deicing through the current expected end of mine life.
(4)The Company does not have exclusive access to mineral resources in the lake and other existing operations, including those run by US Magnesium, Morton Salt and Cargill, also extract dissolved mineral from the lake (all in the south arm).

34	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(5)With respect to the Ogden facility, based on an average potassium grade of 7,320 mg/L in the north arm of the Great Salt Lake and 3,060 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.
(6)With respect to the Ogden facility, based on pricing data based on a five-year average (2020 through 2024) of historical sales data for SOP of $659.96 per ton. Sales prices are projected to increase to approximately $8,529 per ton through the current expected end of mine life.
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
(10)Based on pricing data based on a five-year average (2020 through 2024) of historical sales data for magnesium chloride of $74.46 per ton. Sales prices are projected to increase to approximately $1,100.39 per ton through the current expected end of mine life.
(11)The Company does not have exclusive access to mineral resources in the lake and other existing operations, including those run by US Magnesium, also extract dissolved mineral from the lake (in the south arm).

35	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 2. Summary Mineral Reserves at September 30, 2024

	Proven Mineral Reserves (tons)(1)	Probable Mineral Reserves (tons)(1)	Total Mineral Reserves (tons)(1)
Salt(2)(3)
United States
Cote Blanche mine	17,522,245	236,547,378	254,069,623
Ogden facility	—	157,524,046	157,524,046
Lyons	—	18,269,542	18,269,542
Total United States	17,522,245	412,340,966	429,863,211
Canada
Goderich mine	—	453,390,625	453,390,625
Goderich plant	88,535	5,700,000	5,788,535
Amherst	—	5,169,347	5,169,347
Unity	231,294	24,179,074	24,410,368
Total Canada	319,829	488,439,046	488,758,875
United Kingdom
Winsford	20,317,997	3,710,000	24,027,997
Total United Kingdom	20,317,997	3,710,000	24,027,997
Chile
Atacama Desert property	—	—	—
Total Chile	—	—	—
Total Salt	38,160,071	904,490,012	942,650,083

SOP(4)(5)
United States
Ogden facility	—	45,058,239	45,058,239
Total United States	—	45,058,239	45,058,239
Canada
Wynyard(6)	—	—	—
Total Canada	—	—	—
Total SOP	—	45,058,239	45,058,239

Magnesium Chloride(7)(8)
United States
Ogden facility	—	93,349,316	93,349,316
Total United States	—	93,349,316	93,349,316
Total Magnesium Chloride	—	93,349,316	93,349,316
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
(3)There are multiple saleable products based on salt quality from the underground mining operations (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data based on a five-year average (2020 through 2024) of historical sales data for rock salt for road deicing of $64.40 per ton to $94.98 per ton. Sales prices are projected to increase to approximately $319.63 per ton to $1,204.66 per ton for rock salt for road deicing through the current expected end of mine life.
(4)With respect to the Ogden facility, based on an average potassium grade of 7,320 mg/L in the north arm of the Great Salt Lake and 3,060 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

36	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(5)With respect to the Ogden facility, based on pricing data based on a five-year average (2020 through 2024) of historical sales data for SOP of $659.96 per ton. Sales prices are projected to increase to approximately $8,529 per ton through the current expected end of mine life.
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
(8)Based on pricing data based on a five-year average (2020 through 2024) of historical sales data for magnesium chloride of $74.46 per ton. Sales prices are projected to increase to approximately $1,100.39 per ton through the current expected end of mine life.

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

37	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 1. Ogden Facility Property Location Map

Boise
Ogden
Site
Great
Salt Lake
Salt Lake
City
Utah
N
200 mi
Google Earth
Las Vegas
Data SIO, NOAA, U.S. Navy, NGA, GEBCO
Image Landsat / Copernicus
Data LDEO-Columbia, NSF, NOAA

38	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 2. Locations of East and West Ponds Relative to the Ogden Plant and the Great Salt Lake

Leases
Dikes
Railroad
Behrens Trench
Owned Property
Roads
Canal / Pipeline
Garland
Tremonton
15
Brigham City
North
Ogden
Clearfield
Great Salt Lake
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
The Ogden facility is located on approximately 108,749 acres of land, of which approximately 7,434.16 acres are owned by the Company. The Great Salt Lake and minerals associated with it are owned by the State of Utah. The Company is able to extract and produce salts from the lake by rights derived from a combination of: (i) lakebed lease agreements (the “Lakebed Leases”) with the Utah Department of Natural Resources, Division of Forestry, Fire and State Lands (the “Utah FFSL”); (ii) one lease for upland evaporation ponds (the “Upland Pond Lease”) with the State of Utah School and Institutional Trust Lands Administration (the “Utah SITLA”); (iii) seven non-solar leases and easements; (iv) water rights for consumption of brines and freshwater (the “Water Rights”) through the Utah Department of Natural Resources, Division of Water Rights; (v) a large mine operation mineral extraction permit (GSL Mine M/057/0002) (the “Mineral Extraction Permit”) through the Utah Department of Natural Resources, Division of Oil, Gas and Mining (the “Utah DOGM”); and (vi) a royalty agreement for extraction of all mineral salts, dated September 1, 1962 (as amended from time to time, the “Royalty Agreement”), with the Utah State Land Board.

39	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Lakebed Leases and Upland Pond Lease provides the Company the right to develop mineral extraction and processing facilities on the shore of the Great Salt Lake. The Lakebed Leases and Upland Pond Lease were issued between 1965 and 2022 and amended and restated in 2024, covering a total lease area of approximately 100,068 acres among seven active leases, though not all are currently utilized.
Each of the Lakebed Leases, have an initial term (Initial term) of 20 years beginning in October 2024 and shall be extended for successive twenty years terms (Extended Terms) provided that Compass Minerals has fully performed all of its obligations under each renewing lease. FFSL may cancel the renewal of any Lease by providing written notice to Compass Minerals at least ninety (90) days prior to the expiration of the Initial Term or any Extended Term (“FFSL Notice Date”), provided however, that FFSL’s right to cancel a Lease renewal term shall be limited to the existence, at the time of the FFSL Notice Date, of a material default or breach of the terms of the applicable Lease. Most of the Lakebed Leases provide the State of Utah with the opportunity to periodically adjust the lease’s terms, except for the royalties to be paid. These readjustment opportunities occur at intervals ranging from five to 20 years. In the past, these periodic readjustments have not materially hindered the business.
Pursuant to each of the Lakebed Leases, the Company is obligated to pay rent at rates ranging from $0.50 to $2.00 per acre per year, and some leases have a minimum rent of $10,000 per year. The rent paid pursuant to each lease is credited against the Company’s royalty obligations pursuant to the Royalty Agreement (as described further below).
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
The Water Rights are procured by application to the Utah Department of Natural Resources, Division of Water Rights, which reviews the application and evaluates the proposed nature of use, place of use, and point of diversion in light of availability of water pursuant to hydrology and/or prior claims relative to the available water, and whether the proposed use would impair existing water right holders. The application is posted for public review and comment, and the State Engineer evaluates the merits of the application and either approves or denies the application, sometimes with modifications or conditions on future use. The Water Rights control the actual extraction of minerals from the Great Salt Lake and dictate the amount of brine that can be pumped from the lake on an annual basis. The Company has 156,000 acre-feet extraction rights from the north arm of the Great Salt Lake under five Water Rights, on which it relies for its current production. As a limit on the volume of brine that can be pumped from the lake in a year, the Water Rights effectively cap the aggregate production of salt that is possible in any year. The Company has certificated the Water Rights that contribute to the 156,000 acre feet of extraction rights, meaning that demonstration of actual use in order to retain the right in perpetuity has been approved and authorized. The Company may be impacted by the Voluntary Agreement with the Utah Division of FFSL, which outlines brine withdrawal caps based on annual lake elevation, discussed further in Item 1. “Business—Environmental, Health and Safety Matters and Other Regulatory Matters”.
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

40	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Company has operated the Ogden facility since its initial public offering in 2003. In that time, the Company has invested funds and acquired necessary permits to increase the efficiency and expand the capacity of the Ogden facility through upgrades to the Ogden plant and solar evaporation ponds. The Company believes that the Ogden facility and its operating equipment are maintained in good working condition. The net book value of property, plant and equipment associated with the Ogden facility as of September 30, 2024 was $220,700,000, exclusive of mineral rights and the value of assets leased under operating leases.
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
Summaries of the Ogden facility’s potassium and SOP mineral resources and mineral reserves as of September 30, 2024 and 2023 are shown in Tables 3 and 4, respectively. Summaries of the Ogden facility’s magnesium and magnesium chloride mineral resources and mineral reserves as of September 30, 2024 and 2023 are shown in Tables 5 and 6, respectively. Summaries of the Ogden facility’s sodium and sodium chloride mineral resources and mineral reserves as of September 30, 2024 and 2023 are shown in Tables 7 and 8, respectively. Joseph Havasi, who is employed full-time as the Vice President, Natural Resources, of the Company, served as the QP and prepared the estimates of potassium and SOP, magnesium and magnesium chloride, and sodium and sodium chloride mineral resources and mineral reserves at the Ogden facility. The material assumptions and information pertaining to the Company’s disclosure of mineral resources and mineral reserves at the Ogden facility are based on the Technical Report Summary with respect to Potassium and SOP, Magnesium and Magnesium Chloride and Salt for the Ogden facility, dated November 29, 2021, as amended on December 14, 2022, with an effective date of September 30, 2021

41	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(the “Ogden Potassium/Magnesium/Sodium TRS”). This Form 10-K also reflects more recent information obtained from the QP as of September 30, 2024, which supplements and updates information from such TRS.

Table 3. Ogden Facility – Summary of Potassium and SOP Mineral Resources at September 30, 2024 and 2023

	September 30, 2024				September 30, 2023
Resource Area	Average Potassium Grade (mg/L)(7)	Potassium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Resources (tons)(1)(2)(3)(4)(5)	Average Potassium Grade (mg/L)(7)	Potassium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	7,320	14,135,094	4,000	31,461,892	7,320	14,245,372	4,000	31,707,350
Great Salt Lake South Arm	3,060	26,057,971	1,660	58,000,000	3,060	26,057,971	1,660	58,000,000
Total Indicated Resources		40,193,065		89,461,892		40,303,343		89,707,350
Measured + Indicated Resources
Great Salt Lake North Arm	7,320	14,135,094	4,000	31,461,892	7,320	14,245,372	4,000	31,707,350
Great Salt Lake South Arm	3,060	26,057,971	1,660	58,000,000	3,060	26,057,971	1,660	58,000,000
Total Measured + Indicated Resources		40,193,065		89,461,892		40,303,343		89,707,350
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
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
(5)Based on pricing data described in Section 18.1 of the Ogden Potassium/Magnesium/Sodium TRS. The pricing data is based on a five-year average (2020 through 2024) of historical sales data for SOP of $659.96 per ton. Sales prices are projected to increase to approximately $8,529 per ton for SOP through year 2161 (the current expected end of mine life).
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

42	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 4. Ogden Facility – Summary of Potassium and SOP Mineral Reserves at September 30, 2024 and 2023

	September 30, 2024				September 30, 2023
Reserve Area	Average Potassium Grade (mg/L)(7)	Potassium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Reserves (tons)(1)(2)(3)(4)(5)	Average Potassium Grade (mg/L)(7)	Potassium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	7,320	20,243,615	4,000	45,058,239	7,320	20,345,292	4,000	45,284,552
Great Salt Lake South Arm	—	—	—	—	—	—	—	—
Total Probable Reserves	7,320	20,243,615	4,000	45,058,239	7,320	20,345,292	4,000	45,284,552
Total Reserves
Great Salt Lake North Arm	7,320	20,243,615	4,000	45,058,239	7,320	20,345,292	4,000	45,284,552
Great Salt Lake South Arm	—	—	—	—	—	—	—	—
Total Reserves	7,320	20,243,615	4,000	45,058,239	7,320	20,345,292	4,000	45,284,552
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
(5)Based on pricing data described in Section 18.1 of the Ogden Potassium/Magnesium/Sodium TRS. The pricing data is based on a five-year average (2020 through 2024) of historical sales data for SOP of $659.96 per ton. Sales prices are projected to increase to approximately $8,529 per ton for SOP through year 2161 (the current expected end of mine life).
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

43	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 5. Ogden Facility – Summary of Magnesium and Magnesium Chloride Mineral Resources at September 30, 2024 and 2023

	September 30, 2024				September 30, 2023
Resource Area	Average Magnesium Grade (mg/L)(7)	Magnesium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Resources (tons)(1)(2)(3)(4)(5)	Average Magnesium Grade (mg/L)(7)	Magnesium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	11,120	51,528,897	8,638	201,632,573	11,120	51,719,568	8,638	202,378,669
Great Salt Lake South Arm	4,785	40,122,668	3,039	157,000,000	4,785	40,122,668	3,039	157,000,000
Total Indicated Resources		91,651,565		358,632,573		91,842,236		359,378,669
Measured + Indicated Resources
Great Salt Lake North Arm	11,120	51,528,897	8,638	201,632,573	11,120	51,719,568	8,638	202,378,669
Great Salt Lake South Arm	4,785	40,122,668	3,039	157,000,000	4,785	40,122,668	3,039	157,000,000
Total Measured + Indicated Resources		91,651,565		358,632,573		91,842,236		359,378,669
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
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
(5)    The pricing data is based on a five-year average of historical gross sales data for MgCl of $74.46 per ton. Gross sales prices are projected to increase to approximately and $1,100.39 per ton for MgCl through year 2161 (the current expected end of mine life).
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

44	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 6. Ogden Facility – Summary of Magnesium and Magnesium Chloride Mineral Reserves at September 30, 2024 and 2023

	September 30, 2024				September 30, 2023
Reserve Area	Average Magnesium Grade (mg/L)(7)	Magnesium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Reserves (tons)(1)(2)(3)(4)(5)	Average Magnesium Grade (mg/L)(7)	Magnesium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	11,120	23,856,201	8,638	93,349,316	11,120	24,027,805	8,638	94,020,802
Great Salt Lake South Arm	4,785	—	3,039	—	4,785	—	3,039	—
Total Probable Reserves		23,856,201		93,349,316		24,027,805		94,020,802
Total Reserves
Great Salt Lake North Arm	11,120	23,856,201	8,638	93,349,316	11,120	24,027,805	8,638	94,020,802
Great Salt Lake South Arm	4,785	—	3,039	—	4,785	—	3,039	—
Total Reserves	—	23,856,201	—	93,349,316	—	24,027,805	—	94,020,802
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
(5)    The pricing data is based on a five-year average of historical gross sales data for MgCl of $74.46 per ton. Gross sales prices are projected to increase to approximately and $1,100.39 per ton for MgCl through year 2161 (the current expected end of mine life).
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

45	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 7. Ogden Facility – Summary of Sodium and Sodium Chloride Mineral Resources at September 30, 2024 and 2023

	September 30, 2024				September 30, 2023
Resource Area	Average Sodium Grade (mg/L)(7)	Sodium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Resources (tons)(1)(2)(3)(4)(5)	Average Sodium Grade (mg/L)(7)	Sodium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	97,530	435,568,689	75,757	1,107,215,607	97,530	435,962,634	75,757	1,108,217,016
Great Salt Lake South Arm	46,298	405,979,544	40,365	1,032,000,000	46,298	405,979,544	40,365	1,032,000,000
Total Indicated Resources		841,548,233		2,139,215,607		841,942,178		2,140,217,016
Measured + Indicated Resources
Great Salt Lake North Arm	97,530	435,568,689	75,757	1,107,215,607	97,530	435,962,634	75,757	1,108,217,016
Great Salt Lake South Arm	46,298	405,979,544	40,365	1,032,000,000	46,298	405,979,544	40,365	1,032,000,000
Total Measured + Indicated Resources		841,548,233		2,139,215,607		841,942,178		2,140,217,016
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
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
(5)    The pricing data is based on a five-year average (2020 through 2024) of historical gross sales data for sodium chloride of $94.98 per ton. Gross sales prices are projected to increase to approximately $1,204.66 per ton for sodium chloride through year 2161 (the current expected end of mine life).
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

46	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 8. Ogden Facility – Summary of Sodium and Sodium Chloride Mineral Reserves at September 30, 2024 and 2023

	September 30, 2024				September 30, 2023
Reserve Area	Average Sodium Grade (mg/L)(7)	Sodium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Reserves (tons)(1)(2)(3)(4)(5)	Average Sodium Grade (mg/L)(7)	Sodium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	97,530	61,968,547	75,757	157,524,046	97,530	62,323,098	75,757	158,425,314
Great Salt Lake South Arm	46,298	—	40,365	—	46,298	—	40,365	—
Total Probable Reserves		61,968,547		157,524,046		62,323,098		158,425,314
Total Reserves
Great Salt Lake North Arm	97,530	61,968,547	75,757	157,524,046	97,530	62,323,098	75,757	158,425,314
Great Salt Lake South Arm	46,298	—	40,365	—	46,298	—	40,365	—
Total Reserves	—	61,968,547	—	157,524,046	—	62,323,098	—	158,425,314
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
(5)    The pricing data is based on a five-year average (2020 through 2024) of historical gross sales data for sodium chloride of $94.98 per ton. Gross sales prices are projected to increase to approximately $1,204.66 per ton for sodium chloride through year 2161 (the current expected end of mine life).
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

From September 30, 2023 to September 30, 2024, for both potassium and SOP, combined measured and indicated resources decreased by approximately 0.27% and total reserves decreased by approximately 0.50%. The decreases in the combined measured and indicated resources were attributable to depletion of potassium from the Great Salt Lake in connection with extraction operations of the Company and another salt producer, while the decrease in reserves was attributable to the Company’s production of SOP during that period.

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

47	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 3. Cote Blanche Mine Property Location Map

NATION
ARKANSAS
MISSISSIPPI
ALABAMA
Dallas
Shreveport
LOUISIANA
Mobile
Pensacola
Panama City Beac
Houston
New Orleans
Cote Blanche Salt MIne
Galveston
Google Earth
Image Landsat / Copernicus
Data SIO, NOAA, U.S. Navy, NGA, GEBCO
200 mi
N

48	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Cote Blanche mine has a barge loading dock, administrative offices and other services-related structures. Power is supplied to the site by CLECO Power from nearby power lines that are fed directly from the main power grid and there are telephone and cellular connections. Water is provided to the Cote Blanche mine by privately owned and operated wells that are on the mine site. The Cote Blanche mine is well established and has been in the community for over 50 years. The communities of New Iberia, Broussard and Lafayette, Louisiana, have the required infrastructure (shopping, emergency services, schools, etc.) to support the workforce. New Iberia is served by a small regional airport and a transcontinental railroad.
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
The lease has an effective end date of June 30, 2060, unless earlier terminated. In the event that no actual mining is being completed during any five consecutive years, the lessor has the option to cancel the lease. As lessee, the Company may exercise two options to extend the term of the lease, each for a 25-year period upon the same terms and conditions contained in the lease. The Company has a minimum royalty based on 1,500,000 tons of salt hoisted annually. Under the terms of the lease, the royalty for each calendar year is equal to the Net F.O.B. Mine Sales Revenue Per Ton (as defined below), multiplied by the Applicable Royalty Rate (as defined below), multiplied by the number of tons of salt hoisted from the Cote Blanche mine in that calendar year. The “Net F.O.B. Mine Sales Revenue Per Ton” for each calendar year is the quotient of the total bulk sales revenue (excluding any taxes) of the Company and its affiliates for salt sold from the Cote Blanche mine in bulk (in units of 1 short ton or more) (“Total Bulk Sales Revenue”) reduced for all freight in, freight out, fuel surcharge, additives, depot/warehouse storage, handling and operating costs, promotions/discounts and other costs as are properly deducted under generally accepted accounting principles in that calendar year, divided by the total number of tons sold. The number of tons of salt sold is the same number of tons used to generate the Total Bulk Sales Revenue. The “Applicable Royalty Rate” is 5.5%.

49	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Cote Blanche mine utilizes the room and pillar method of extraction. In this method, excavations (rooms) are recovered by mining and are alternated with areas of undisturbed salt (pillars) that form the necessary support for maintaining stability of the mine roof. The layout of the rooms and pillars and their respective sizes are optimized to maximize the ratio of salt extracted, relative to in situ salt, while still meeting safety and surface subsidence requirements. All levels in the current mine plan, 1,300-foot through the 1,900-foot levels, are currently mining or are planned to be operated in the same manner, with the same mining parameters and with the same set of unit operations, altered only by the footprint of the mining of the room and pillar method as modified to reflect the constraints of the planned level and the lateral constraints of the salt dome contours of each level.
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

50	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Cote Blanche mine is operated with modern mining equipment and utilizes subsurface improvements, such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems. The milling and crushing facilities were constructed when the Cote Blanche mine developed the 1,500 foot level in 2001. As of September 30, 2024, the net book value for the plant, property and equipment at the Cote Blanche mine is $83,200,000, exclusive of mineral rights and the value of assets leased under operating leases.
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
Summaries of the Cote Blanche mine’s salt mineral resources and mineral reserves as of September 30, 2024 and 2023 are shown in Tables 10 and 11, respectively. Joseph Havasi, who is employed full-time as the Vice President, Natural Resources, of the Company, served as the QP and prepared the estimates of salt mineral resources and mineral reserves at the Cote Blanche mine. The material assumptions and information pertaining to the Company’s disclosure of mineral resources and mineral reserves at the Cote Blanche mine are based on the Technical Report Summary dated November 16, 2021, as amended on December 14, 2022, with an effective date of September 30, 2021 (the “Cote Blanche TRS”). This Form 10-K also reflects more recent information obtained from the QP as of September 30, 2023, which supplements and updates information from such TRS. The Company periodically reviews its mining plans, including which levels of the mine to develop. Changes in the mining plan in the future may result in increases in expected capital costs or changes that may adversely impact our reported reserves. If mineral reserves were materially impacted, the QP would update the TRS accordingly.

51	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 10. Cote Blanche Mine – Summary of Salt Mineral Resources at September 30, 2024 and 2023

	Salt Resources (tons)(1)(2)(3)(4)(5)(6)(7)
Resource Area(2)(8)	September 30, 2024	September 30, 2023
Measured Resources
1,300-Foot Level	24,388,583	25,140,266
1,500-Foot Level	6,633,758	9,372,555
Total Measured Resources	31,022,341	34,512,821
Indicated Resources
1,300-Foot Level	12,373,509	12,373,509
1,500-Foot Level	9,028,840	9,028,840
1,700-Foot Level(9)	361,584,762	361,584,762
1,900-Foot Level(9)	246,045,618	246,045,618
Total Indicated Resources	629,032,729	629,032,729
Measured + Indicated Resources
1,300-Foot Level	36,762,092	37,513,775
1,500-Foot Level	15,662,598	18,401,395
1,700-Foot Level(9)	361,584,762	361,584,762
1,900-Foot Level(9)	246,045,618	246,045,618
Total Measured + Indicated Resources	660,055,070	663,545,550
Inferred Resources
1,700-Foot Level(9)	32,915,833	32,915,833
1,900-Foot Level(9)	130,851,531	130,851,531
Total Inferred Resources	163,767,364	163,767,364
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
(7)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data described in Section 16 of the Cote Blanche TRS. The pricing data is based on a five-year average (2020 through 2024) of historical sales data for rock salt for road deicing of $71.59 per ton. Sales prices are projected to increase to approximately $763.94 per ton for rock salt for road deicing through year 2138 (the current expected end of mine life).
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

52	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 11. Cote Blanche Mine – Summary of Salt Mineral Reserves at September 30, 2024 and 2023

	Salt Reserves (tons)(1)(3)(4)(5)(6)(7)
Reserve Area(2)(8)	September 30, 2024	September 30, 2023
Proven Reserves
1,300-Foot Level	12,735,563	13,131,249
1,500-Foot Level	2,969,828	4,411,531
Total Proven Reserves	15,705,391	17,542,780
Probable Reserves
1,700-Foot Level(9)	113,853,955	113,853,955
1,900-Foot Level(9)	122,693,422	122,693,422
Total Probable Reserves	236,547,377	236,547,377
Total Reserves
1,300-Foot Level	12,735,563	13,131,249
1,500-Foot Level	2,969,828	4,411,531
1,700-Foot Level(9)	113,853,955	113,853,955
1,900-Foot Level(9)	122,693,422	122,693,422
Total Reserves	252,252,768	254,090,157
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
(7)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data described in Section 16 of the Cote Blanche TRS. The pricing data is based on a five-year average (2020 through 2024) of historical sales data for rock salt for road deicing of $71.59 per ton. Sales prices are projected to increase to approximately $763.94 per ton for rock salt for road deicing through year 2138 (the current expected end of mine life).
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

From September 30, 2023 to September 30, 2024, combined measured and indicated resources at the Cote Blanche mine decreased by approximately 0.53% and total reserves decreased by approximately 0.72%. The decreases in salt resources and reserves were attributable to depletion of salt in connection with extraction operations of the Company.

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

53	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 5. Goderich Mine Property Location Map

54	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 6. Lease and Mine Map: Goderich Mine

Mineral Lease 110134
Goderich Mine
Town of Goderich
N
3 mi
Google Earth
Image © 2024 CNES / Airbus
Image NOAA
Fee-Owned Property
Mineral Lease

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
The Goderich mine site is located on 16.3 acres of Company-owned land (PIN 41369-0004) on a man-made peninsula consisting of several large buildings and silos associated with mining and material handling, a ship loading facility and three shafts. The Company actively mines salt west of its owned land under Salt Mining Lease No. 110134, dated February 5, 2024, with the Ontario Ministry of Energy, Northern Development and Mines (“MNDM”), comprising approximately 13,195 acres. The lease has a 21-year term that expires on May 31, 2043. The current royalty rate paid is $0.729 per tonne.
The Goderich mine is the largest underground rock salt mine in the world. Based on the proposed mine layout and using a 6.5 million tons per annum average production run rate assumption, the Goderich mine has a current mine life of approximately 69 years, assuming the Company is able to successfully renew the lease following the expiration of the 21-year renewal term in 2043, which the Company currently expects.
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

55	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Certain mining units at the Goderich mine are equipped with both a CMM and a flexible conveyor train (“FCT”), a dynamic move-up unit and a belt storage unit. On these mining units, the CMM cuts the salt directly from the face and discharges it into a hopper on the end of the FCT. From the FCT, the rock salt is offloaded to the main underground belt conveyance system where it is then transported to the underground crushers and the mill. Other mining units are also equipped with a CMM, but are supported with rubber-tired haulage equipment to transfer salt. Salt mined from these CMMs is transferred from the face by rubber-tired haulage to a centralized dump point with a crusher and then follows the same process as the other units once the salt is put onto the underground conveyance system. Rock salt is processed and sized at the underground crushers and the mill before being hoisted to the surface. Salt is stockpiled at the surface in domes. The salt is then distributed to depots, packaging facilities and customers via ship (approximately 80%), and rail car and truck (approximately 20%). The net book value for the plant, property and equipment at the Goderich mine is $206,300,000 as of September 30, 2024, exclusive of mineral rights and the value of assets leased under operating leases.
The Goderich mine has procured and is operating in compliance with all required operating licenses, including permits pertaining to mineral extraction, effluent discharge and air permitting. The Ontario Ministry of Energy, Northern Development and Mines regulates closure for the Goderich mine. The most recent closure plan was approved by the ministry in 2021. Long-term cleanup of the site will essentially include demolishing surface facilities, removal of surface infrastructure and restoring a natural alvar ecological community on the surface, flooding of the workings, and decommissioning (plugging). The Goderich mine operates under two air permits issued by the Ontario Ministry of Environment, Conservation and Parks, one for the lab (8-1131-96-007), and the other for the garage for welding exhaust (5522-78NUN2). Site drainage into Snug Harbour and the Maitland River is permitted pursuant to Certificate of Approval 2342-7ULQEU and Environmental Compliance Approval 1236-8YGK8A, respectively, issued by the Ontario Ministry of Environment, Conservation and Parks.
Summaries of the Goderich mine’s salt mineral resources and mineral reserves as of September 30, 2024 and 2023 are shown in Tables 12 and 13, respectively. Joseph Havasi, who is employed full-time as the Vice President, Natural Resources, of the Company, served as the QP and prepared the estimates of salt mineral resources and mineral reserves at the Goderich mine. The material assumptions and information pertaining to the Company’s disclosure of mineral resources and mineral reserves at the Goderich mine are based on the Technical Report Summary dated November 16, 2021, as amended on December 14, 2022,

56	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

with an effective date of September 30, 2021 (the “Goderich TRS”). This Form 10-K also reflects more recent information, including revised capital expenditure forecasts, obtained from the QP as of September 30, 2024, which supplements and updates information from such TRS. These changes to the capital expenditures forecasts would affect the NPV and IRR figures stated in Section 19 of the Goderich TRS, but salt resources or reserves would not be affected.

Table 12. Goderich Mine – Summary of Salt Mineral Resources at September 30, 2024 and 2023

	Salt Resources (tons)(1)(2)(4)(5)(6)(7)(8)
Resource Area(3)(9)	September 30, 2024	September 30, 2023
Measured Resources	—	—
Indicated Resources	1,441,611,742	1,453,008,026
Measured + Indicated Resources	1,441,611,742	1,453,008,026
Inferred Resources	148,200,000	148,200,000
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
(8)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt and are based on pricing data described in Section 16 of the Goderich TRS. The pricing data is based on a five-year average (2020 through 2024) of historical sales data for rock salt for road deicing of $64.38 per ton. Sales prices are projected to increase to approximately $319.63 per ton for rock salt for road deicing through year 2094 (the current expected end of mine life).
(9)Based on an area of approximately 575,257,000 square feet for the A-2 salt bed within the lease area.

Table 13. Goderich Mine – Summary of Salt Mineral Reserves at September 30, 2024 and 2023

	Salt Reserves (tons)(1)(2)(3)(4)(5)(6)(7)(8)
Reserve Area(3)(9)	September 30, 2024	September 30, 2023
Proven Reserves	—	—
Probable Reserves	453,390,625	457,690,728
Total Reserves	453,390,625	457,690,728
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
(8)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt and are based on pricing data described in Section 16 of the Goderich TRS. The pricing data is based on a five-year average (2020 through 2024) of historical sales data for rock salt for road deicing of $64.38 per ton. Sales prices are projected to increase to approximately $319.63 per ton for rock salt for road deicing through year 2094 (the current expected end of mine life).
(9)Based on an area of approximately 575,257,000 square feet for the A-2 salt bed within the lease area.

From September 30, 2023 to September 30, 2024, combined measured and indicated resources at the Goderich mine decreased by approximately 0.8% and total reserves decreased by approximately 1.0%. The decreases in salt resources and reserves were attributable to depletion of salt in connection with extraction operations of the Company.

INTERNAL CONTROLS DISCLOSURE

The modeling and analysis of the Company’s resources and reserves has been developed by Company mine personnel and reviewed by several levels of internal management, including the QP. The development of such resources and reserves

57	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

estimates, including related assumptions, was a collaborative effort between the QP and Company staff. This section summarizes the internal control considerations for the Company’s development of estimations, including assumptions, used in resource and reserve analysis and modeling.
When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, points of reference and grade, are specific and attainable. The QP and Company management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed and validated by the QP.
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
For the mass load estimations in the Great Salt Lake brine, the Utah Geological Survey (“UGS”) as of September 2020 (water samples across five locations) and United States Geological Survey bathymetry data from 2000 (sonar sampling) were used as the basis for the modeling of sodium, magnesium, and potassium mass loads, the critical ions of interest. Key data from the common sampling points were compared to confirm data correlated. Because these reports are independently produced, undergo inter-agency review, and their key data points correlate, no further evaluation of sampling methods or quality control were reviewed by Company management or the QP. The Company also collected potassium and other ion data during this campaign in order to relate ion relationships and ratios in its modelling as well. These data were derived from samples collected by the QP in hermetically sealed samples containers, sent to an external laboratory under chain of custody, analyzed by an accredited laboratory for metals analysis, and the data were reviewed and validated by SRK Consulting. Review of the data derived from the Company’s sampling campaign revealed that the data were of sufficient quality to integrate in to the historic UGS data set for further mass load modelling.
The QP is satisfied that the hydrological/chemical model for the Great Salt Lake reflects the current hydrological and chemical information and knowledge. The mineral resource model is informed by brine sampling data spanning approximately 55 years and recent bathymetry data. Continuity of the resource is not a concern, as the lake is a visible, continuous body. The Company’s experience in extracting potassium and other salts from the Great Salt Lake for over 50 years under dynamic conditions, such as changing lake elevations and ion concentrations, lends confidence regarding the ability to operate under varying conditions, utilizing ion concentrations as a tool to monitor reserve estimates and make operational decisions.
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

58	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

ITEM 3.    LEGAL PROCEEDINGS

We are involved in the legal proceedings described in Part II, Item 8, Note 10 and Part II, Item 8, Note 13 to our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition, except as otherwise described in Part II, Item 8, Note 10 and Part II, Item 8, Note 13 of our Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is incorporated by reference to Exhibit 95 to this report.

Information about our Executive Officers
Below is information about each person who was or is an executive officer as of September 30, 2024, and as of the date of the filing of this report. The table sets forth each person’s name, position and age as of the date of the filing of this report.

Name	Age	Position
Edward C. Dowling Jr.	69	President and Chief Executive Officer and Director
Jeffrey Cathey	40	Chief Financial Officer
Mary L. Frontczak	58	Chief Legal and Administrative Officer and Corporate Secretary
Jenny Hood	41	Chief Supply Chain Officer
Ben Nichols	43	Chief Sales Officer

Edward C. Dowling Jr., President and Chief Executive Officer and Director, joined Compass Minerals as president and chief executive officer (CEO) in January 2024. He continues to serve on the company’s board of directors, as he has since March 2022. Mr. Dowling has more than 30 years of leadership experience and international mining expertise. Prior to joining Compass Minerals, Mr. Dowling served as the president, CEO and member of the board of directors of SSR Mining Inc. (f/k/a Alacer Gold Corp.), a publicly traded hard rock mining company (2008-2012), and was chair of the board (2013-2020). Previously, he was president and CEO of Meridian Gold Inc. (2006-2007), executive director for mining and exploration at De Beers S.A. (2004-2006) and executive vice president for operations at Cleveland-Cliffs Inc. (1998-2004). Additionally, he formerly served as chair of the board of PJSC Polyus and of Copper Mountain Mining Corporation. Mr. Dowling currently serves on the board of directors of Teck Resources Ltd.

Jeffrey Cathey, Chief Financial Officer, joined Compass Minerals in December 2023 as chief accounting officer. In June 2024, he was named chief financial officer and is responsible for all aspects of financial management, including accounting, reporting, tax, internal audit, treasury, financial planning and analysis, and investor relations. Mr. Cathey brings over 15 years of financial leadership experience in public and private companies to his new role. Before joining Compass Minerals, he spent 10 years in positions of growing responsibility at Crestwood Equity Partners LP. Previously, he held roles at Shamrock Trading Corporation and Ernst & Young LLP.

Mary L. Frontczak, Chief Legal and Administrative Officer and Corporate Secretary, joined Compass Minerals in November 2019 and assumed her current position in February 2020. Prior to her current role, she served as the Company’s chief legal officer and corporate secretary. Before joining Compass Minerals, Ms. Frontczak had served as senior vice president

59	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Jenny Hood, Chief Supply Chain Officer, joined Compass Minerals in September 2019 as vice president, supply chain. In August 2023, she was named head of fire retardants. Ms. Hood was appointed chief supply chain officer in January 2024 and is responsible for leading all commercial and innovation activities for our long-term Fire Retardant business. She also provides oversight of our global supply chain function, including the customer experience, integrated business planning, logistics and procurement teams. Prior to joining Compass Minerals, Ms. Hood was vice president of transportation at Contura Energy (2018-2019) and vice president of marketing and logistics at Bowie Resource Partners (2014-2018). Early in her career, she worked in positions of increasing responsibility within supply chain and logistics at Alpha Natural Resources (2011-2014) and Massey Energy Company (2005-2011).

Ben Nichols, Chief Sales Officer, joined Compass Minerals in November 2004 as sales and marketing analyst and held positions of increasing responsibility until his promotion in March 2018, to vice president, salt, consumer and industrial. In January 2020, he was named vice president, plant nutrition. He has been serving as vice president, commercial, since May 2021. Mr. Nichols was appointed chief sales officer in January 2024 to oversee the sales, product management and marketing functions for the Salt and Plant Nutrition businesses.

60	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CUMULATIVE TOTAL STOCK RETURN

The following Stockholder Performance Graph compares the cumulative total return on the Company’s common stock with the Russell 2000 Index and a peer group index with companies with market capitalization from $1 billion to $3 billion. The performance graph below uses a market capitalization index because the Company does not believe it has a reasonable line-of-business peer group. The graph assumes that the value of the investment in common stock and each index was $100 on December 31, 2019 and that all dividends were reinvested. Peer group indices use beginning of period market capitalization weighting.

Cumulative Total Return
$150
$125
$100
$75
$50
$25
$—
12/31/19
12/31/20
09/30/21
09/30/22
09/30/23
09/30/24
Compass Minerals International, Inc.
Russell 2000 Index
Peer Group Index

The share price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980–2024. Index Data: Copyright Russell Investments. Used with permission. All rights reserved. The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

COMMON STOCK DATA

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol CMP.

HOLDERS

On December 11, 2024, the number of holders of record of our common stock was 251.

61	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

DIVIDEND POLICY

We paid dividends for the first and second quarters of fiscal 2024. On April 22, 2024, the Board of Directors determined not to declare dividends for the foreseeable future in order to align our capital allocation priorities with our corporate focus on accelerating cash flow generation and debt reduction. The payment of any future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, and any other factors deemed relevant by the Board of Directors.

ITEM 6.    RESERVED

Part II, Item 6 is no longer required as the SEC has adopted certain amendments to Regulation S-K that eliminate Item 301 of Regulation S-K.

62	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

COMPANY OVERVIEW

Compass Minerals is a leading global provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our Salt segment products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Our Plant Nutrition segment is the leading North American producer of sulfate of potash, which is used in the production of specialty fertilizers for high-value crops and turf and helps improve the quality and yield of crops, while supporting sustainable agriculture. We are working to develop long-term fire-retardant solutions to help combat wildfires. As of September 30, 2024, we operate 12 production and packaging facilities with nearly 1,900 personnel throughout the U.S., Canada and the U.K., including:
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
We concluded that certain of our assets met the criteria for classification as discontinued operations in the first quarter of 2021, as discussed further in the “Discontinued Operations” section below. As a result, we are presenting two reportable segments, Salt and Plant Nutrition (which was previously known as the Plant Nutrition North America segment) in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Item 8, Note 14 to our Consolidated Financial Statements for more information. Unless otherwise indicated, the information and amounts provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertain to continuing operations.
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
In May 2023, we completed the purchase of Fortress, a fire retardant company working to develop long-term aerial and ground fire retardant products to help combat wildfires (see Part II, Item 8, Note 3 of our Consolidated Financial Statements). December 31, 2023 marked the end of Fortress's first commercially operating fire season with the U.S. Forest Service (“USFS”). As described in Item 8, Note 2 of our Consolidated Financial Statements, the USFS did not award us a contract for the calendar 2024 fire season. We are evaluating various alternatives regarding the path forward for the Fortress business given recent developments.
As discussed in Item 8, Note 2 of our Consolidated Financial Statements, we recognized a long-lived asset impairment, net, of $15.6 million, an inventory impairment of $2.4 million and goodwill impairment of $32.0 million related to Fortress and goodwill impairment of $51.0 million related to Plant Nutrition during the second quarter of fiscal 2024. Failure to obtain full qualification by the USFS or a decision by the USFS not to enter into commercial agreements with respect to Fortress’s non-magnesium chloride-based fire retardant products could result in additional impairments related to the Fortress business.
Additionally, we had been pursuing development of a sustainable lithium salt resource near Ogden, UT to support the North American battery market. However, as described in Part II, Item 8, Note 8 of our Consolidated Financial Statements, we have terminated our pursuit of the lithium development. Consequently, we evaluated the capitalized assets, including site preparation, project engineering, equipment and materials and capitalized labor and interest, and recorded an impairment charge of $74.8 million.
We focus on building intrinsic value by growing our earnings before interest, taxes, depreciation and amortization (“EBITDA”) and by improving our asset quality in a way that optimizes our cash flows. We can employ our free cash flow and other sources of liquidity to re-invest in our business, pay down debt and make acquisitions.

63	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Discontinued Operations
On March 16, 2021, our Board of Directors approved a plan to sell our South America chemicals and specialty plant nutrition businesses, our investment in Fermavi and our North America micronutrient product business with the goal of reducing our leverage and enabling increased focus on optimizing our core businesses and as described further in Item 8, Note 1 and Note 4 to our Consolidated Financial Statements, we subsequently sold our South America specialty plant nutrition business, a component of our North America micronutrient business, our Fermavi investment and our South America chemicals business, respectively. We believe these dispositions were conducted through a single disposal plan representing a strategic shift that has had a material effect on our operations and financial results. Consequently, the Specialty Businesses qualify for presentation as discontinued operations in accordance with U.S. Generally Accepted Accounting Principles. The dispositions were completed during fiscal 2022; accordingly, the results of operations of the Specialty Businesses are presented as discontinued operations in the Consolidated Statements of Operations for the fiscal year ended September 30, 2022.

Consolidated Results of Operations
The following discussion and analysis are for the fiscal year ended September 30, 2024, compared to the same period in 2023, unless otherwise stated. For a discussion and analysis of the fiscal year ended September 30, 2023, compared to the same period in 2022, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K/A for the fiscal year ended September 30, 2023, filed with the SEC on October 29, 2024.
* Refer to “—Reconciliation of Net (Loss) Earnings from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-U.S. GAAP measure.

CONSOLIDATED RESULTS COMMENTARY: Fiscal Year Ended September 30, 2024 – Fiscal Year Ended September 30, 2023

•Total sales decreased 7%, or $87.3 million, due to lower Salt segment sales, partially offset by sales by the Fortress fire retardant business and higher Plant Nutrition segment sales. The decrease in Salt sales was primarily driven by lower sales volumes, partially offset by higher average sales price. The increase in Plant Nutrition sales from the prior year primarily reflects higher sales volumes, partially offset by lower average sales price.
•Operating loss of $116.8 million decreased $194.2 million from operating earnings of $77.4 million in the prior fiscal year, reflecting the impairments related to our previous lithium development project (see Item 8, Note 8), our Fortress business and the Plant Nutrition segment (see Item 8, Note 2) and lower Plant Nutrition operating earnings. Corporate and Other operating loss increased from the prior year primarily due to a $74.8 million lithium asset impairment and $50.0 million of goodwill, long-lived asset and inventory impairments related to the Fortress business. The

64	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

impairments were partially offset by the net non-cash reduction in our Fortress-related contingent consideration of $22.1 million. Plant Nutrition operating earnings decreased due primarily to a $51.0 million goodwill impairment, a $17.6 million water rights impairment and lower sales prices, which were partially offset by higher sales volumes and lower per-unit distribution costs. In addition, Salt operating earnings decreased slightly due to lower Salt sales volumes, partially offset by higher average sales prices.
•Diluted net loss per share of $4.99 decreased by $5.24 from net earnings of $0.25 per common share in the prior fiscal year period.
•EBITDA* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 4%, or $7.2 million, benefiting from a $22.1 million net gain recorded in the current fiscal year period related to the decline in the valuation of the Fortress contingent consideration.

GROSS PROFIT & GROSS MARGIN COMMENTARY: Fiscal Year Ended September 30, 2024 – Fiscal Year Ended September 30, 2023

Gross Profit: Decreased 16%, or $37.0 million; Gross Margin decreased 2% from 19% to 17%
•Salt segment gross profit decreased $9.1 million primarily due to lower sales volumes and higher per-unit product costs, which were partially offset by higher average sales prices (see “—Operating Segment Performance—Salt” for additional information).
•Gross profit for the Plant Nutrition segment decreased $28.4 million due to lower average sales prices, which were partially offset by lower per-unit distribution costs and higher sales volumes (see “—Operating Segment Performance—Plant Nutrition” for additional information).
•Fortress gross profit decreased $1.0 million from 2023 as Fortress was not awarded a contract for the 2024 fire season.

OTHER EXPENSES AND INCOME COMMENTARY: Fiscal Year Ended September 30, 2024 – Fiscal Year Ended September 30, 2023

SG&A: Decreased $12.4 million; Decreased 0.2 percentage points as a percentage of sales to 12.3% from 12.5%
•The decrease in SG&A expense was primarily due to lower corporate expenses, including lower compensation expenses due to restructuring and lower professional services, as well as lower lithium expenses. These decreases were partially offset by higher expenses related to our Fortress fire retardant business that was acquired in May 2023.

Loss on Impairments: $191.0 million in the current-year period
•During the fiscal year ended September 30, 2024, we recognized goodwill impairments of $51.0 million related to our Plant Nutrition segment and $32.0 million related to our Fortress operations (within the Corporate and Other segment). The Plant Nutrition impairment was primarily the result of reduced cash flow assumptions impacting expected profitability of the Plant Nutrition segment. The Fortress impairment was primarily related to uncertainty surrounding our magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Also, during the fiscal year ended September 30, 2024, we recognized a $15.6 million long-lived asset impairment, net, related to Fortress magnesium chloride-based products. See Item 8, Note 2 for additional information.
•We recognized an impairment loss of $74.8 million for the fiscal year ended September 30, 2024 related to the termination of the lithium development (see Item 8, Note 8).
•We recognized an impairment loss of $17.6 million for the fiscal year ended September 30, 2024 in our Plant Nutrition segment related to water rights (see Item 8, Note 9).

65	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Other Operating (Income) Expense: Changed $21.4 million from expense of $4.4 million to income of $17.0 million
•The change in other operating (income) expense was primarily the result of a $22.1 million non-cash gain in the contingent consideration recorded in the current fiscal year related to the Fortress acquisition due to changes in projected revenues and cash flows from our magnesium chloride-based fire retardants.
•The other operating income was partially offset by a provision for product recall costs of $0.8 million.

Interest Income: Decreased $4.3 million to $1.0 million
•The decrease in interest income during the current fiscal year period is primarily due to a higher average cash balance in the prior period resulting from proceeds received from the private placement of our common stock.

Interest Expense: Increased $14.0 million to $69.5 million
•The increase was primarily due to higher debt levels in the current fiscal year period.

Loss on Foreign Exchange: Decreased by $1.6 million from $2.3 million to $0.7 million
•We realized a foreign exchange loss of $0.7 million for the fiscal year ended September 30, 2024 compared to a loss of $2.3 million in the prior year due primarily to changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Net Loss in Equity Investees
•We realized a net loss in equity investees of $3.1 million in the fiscal year ended September 30, 2023 reflecting our share of losses related to our equity investments.

Gain from Remeasurement of Equity Method Investment
•We recognized a gain of $10.1 million for the fiscal year ended September 30, 2023 related to our previously held equity investment in Fortress, which was remeasured to fair value upon our full acquisition of the business in May 2023.

Other Expense, Net: Decreased $2.1 million to $2.2 million
•The change is due primarily to a decrease in losses on cash flow hedges.

Income Tax Expense from Continuing Operations: Increased $0.8 million to $17.9 million
•Income tax expense increased $0.8 million despite a reduction in pretax book income of $215.8 million due primarily to the income mix by country with income recognized in foreign jurisdictions more than offset by losses, including significant impairments, recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. See Note 2 for further discussion of impairments.
•Our effective tax rate was a negative 10% for the fiscal year ended September 30, 2024, which is primarily driven by the income mix by country with income recognized in foreign jurisdictions more than offset by losses recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense. Additionally, the income tax provision for the fiscal year ended September 30, 2023 included base erosion and anti-abuse tax.

OPERATING SEGMENT PERFORMANCE

The following financial results represent consolidated financial information with respect to sales from our Salt and Plant Nutrition segments for the fiscal years ended September 30, 2024 and 2023. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.
The results of operations of the Fortress business include sales of $14.7 million and $10.4 million for the fiscal years ended September 30, 2024 and 2023, respectively. The results of operations of the consolidated records management business and other incidental revenues include sales of $13.9 million, $11.4 million and $11.5 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

66	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SALT SEGMENT RESULTS

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Salt Sales (in millions)	$907.8	$1,010.8	$1,011.4
Salt Operating Earnings (in millions)	$163.6	$170.5	$115.6
Salt Sales Volumes (thousands of tons)
Highway deicing	7,462	9,321	10,453
Consumer and industrial	1,852	1,999	2,122
Total tons sold	9,314	11,320	12,575
Average Salt Sales Price (per ton)
Highway deicing	$73.23	$68.85	$61.34
Consumer and industrial	$195.14	$184.67	$174.45
Combined	$97.47	$89.29	$80.45
SALT SEGMENT RESULTS COMMENTARY: Fiscal Year Ended September 30, 2024 – Fiscal Year Ended September 30, 2023

•Salt sales of $907.8 million decreased $103.0 million, or 10%, in the current year reflecting lower Salt volumes, which were partially offset by higher Salt average sales prices.
•Salt sales volumes decreased 18%, or 2.0 million tons, and reduced sales by approximately $155.1 million. Highway deicing sales volumes decreased 20% reflecting a combination of exceptionally mild weather and the impact of 9% lower total committed bid volumes year over year compared to the prior-year bid season. Consumer and industrial sales volumes decreased 7% primarily reflecting a decrease in deicing sales volumes.
•Salt average sales price increased 9% and contributed approximately $52.1 million to the increase in sales, partially offsetting the decrease in sales volumes, due to higher highway and consumer and industrial average sales prices.
•Highway deicing average sales prices increased 6% across all product categories when compared to the prior year as we have sought to restore profitability and offset the impact of prior year inflation on our costs by executing a commercial bidding strategy emphasizing pricing over volume. Consumer and industrial average sales prices increased 6% due to price increases taken to offset inflation realized in prior years. The higher combined sales prices are also reflective of sales mix.
•Salt operating earnings decreased 4%, or $6.9 million, due primarily to lower sales volumes for both highway and consumer and industrial products and higher per-unit product costs, which were partially offset by higher average sales prices.

PLANT NUTRITION RESULTS

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Plant Nutrition Sales (in millions)	$181.0	$172.1	$222.3
Plant Nutrition Operating (Loss) Earnings (in millions)	$(86.4)	$9.5	$40.2
Plant Nutrition Sales Volumes (thousands of tons)	273	219	286
Plant Nutrition Average Sales Price (per ton)	$663	$785	$777
PLANT NUTRITION RESULTS COMMENTARY: Fiscal Year Ended September 30, 2024 – Fiscal Year Ended September 30, 2023

•Plant Nutrition sales increased 5%, or $8.9 million, due to higher sales volumes, which was partially offset by lower average sales prices.
•Plant Nutrition sales volumes increased 25%, or 54,000 tons, which contributed approximately $42.4 million to the increase in sales driven by normalization of demand levels in fiscal 2024 following lower demand in fiscal 2023 reflective of impacts from weather events in key markets and uncertainty regarding future fertilizer prices causing customers to cancel or delay purchases.

67	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•Plant Nutrition sales prices decreased 16%, partially offsetting the increase in sales by approximately $33.5 million. Average sales prices decreased through fiscal 2024 due to global supply and demand dynamics for fertilizer products resulting in weakening pricing year over year.
•Plant Nutrition operating earnings decreased $95.9 million to an operating loss of $86.4 million in fiscal 2024 primarily due to a $51.0 million goodwill impairment, a $17.6 million water rights impairment and lower sales prices, which were partially offset by higher sales volumes and lower per-unit distribution costs.

OUTLOOK

•Following one of weakest winters in our served markets in nearly a quarter century, committed volumes for fiscal year 2025 in the North American highway deicing business are down approximately 9%. Despite these lower volume commitments, we expect Salt segment sales volumes to increase by approximately 9% year over year at the mid-point of our guidance range based on a reversion to more normalized weather. Pricing for the Salt segment is expected to decline slightly year over year, driven by lower North American highway deicing bid season results that saw average pricing contract due to excess supply across the system. Accordingly, we expect Salt segment sales volumes and adjusted EBITDA to range from 9.7 million to 10.7 million tons and $225 million to $250 million, respectively, in fiscal year 2025.
•Plant Nutrition segment sales volumes are expected to improve to a range of 285,000 to 305,000 tons in fiscal year 2025, improving from levels in fiscal year 2024 that reflected a return to normal demand in core Western markets. We expect lower average selling prices throughout fiscal 2025 due to anticipated weakness in global potash value. For fiscal year 2025, we expect adjusted EBITDA in a range of $14 million to $20 million.
•Fiscal year 2025 capital expenditures are expected to be in the $100 million to $110 million range. This includes non-recurring amounts of approximately $10 million to $15 million related to larger capital projects, including preparation work for the mill relocation at Goderich mine and refurbishment of silos at Ogden.

Investments, Liquidity and Capital Resources
Overview
As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Furthermore, we must remain in compliance with the terms of the credit agreement governing our credit facilities, including the consolidated total net leverage ratio and interest coverage ratio. We must also comply with the terms of our indentures governing our 6.75% Senior Notes due December 2027 (the “6.75% Notes”), which limits the amount of dividends we can pay to our stockholders. We are in compliance with our debt covenants as of September 30, 2024. See Item 8, Note 12 to our Consolidated Financial Statements for a discussion of our outstanding debt.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. We have been able to manage our cash flows generated and used across Compass Minerals to indefinitely reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of September 30, 2024, we had $17.3 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. Due in large part to the seasonality of our salt deicing business, we have experienced large changes in our working capital requirements from quarter to quarter. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $375 million revolving credit facility and our $100 million revolving accounts receivable financing facility (our “AR Facility”).
Notwithstanding our strategic decision to exit our South America chemicals and specialty plant nutrition businesses, as discussed in Item 8, Note 1 and Note 4 to our Consolidated Financial statements, we have historically considered the undistributed earnings of our foreign subsidiaries to be permanently reinvested. As a result of U.S. tax reform, we revised our permanently reinvested assertion in fiscal 2018 expecting to repatriate approximately $150 million of unremitted foreign earnings from Canada. In fiscal 2022, we revised our permanently reinvested assertion, expecting to repatriate an additional $10 million of unremitted foreign earnings from our U.K. operations and in fiscal 2023 we revised it again expecting to repatriate an additional approximately $6 million of unremitted foreign earnings from our U.K. operations. During the first quarter of fiscal 2023, $89.2 million was repatriated from Canada and in the third quarter of fiscal 2023, $15.6 million was repatriated from the U.K. Net income tax expense of $3.8 million has been recorded for foreign withholding tax, state income tax and foreign exchange losses on these changes in assertion as of September 30, 2024, consisting of a tax benefit of $0.7 million recorded in fiscal 2023, a tax benefit of $0.2 recorded in fiscal 2022 and tax expense of $4.7 million, recorded in years prior to fiscal 2022. It is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely.

68	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. As of September 30, 2024, we have $213.5 million of outside basis differences for which no deferred taxes have been recorded. See Item 8, Note 10 to our Consolidated Financial Statements for additional information.
In addition, the amount of permanently reinvested foreign earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Item 8, Note 10 to our Consolidated Financial Statements, Canadian provincial taxing authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Item 8, Note 10 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments.

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
We manage our capital allocation considering our long-term strategic objectives, required spending to sustain our business and focus on generating adequate returns on capital. In April 2024, the Board of Directors determined not to declare dividends for the foreseeable future in order to align the Company’s capital allocation priorities with its corporate focus on accelerating cash flow generation and debt reduction. While our equipment and facilities are generally not impacted by rapid technology changes, our operations require refurbishments and replacements to maintain structural integrity and reliable production and shipping capabilities. When possible, we incorporate efficiency, environmental and safety improvements into our routine capital projects and we plan the timing of larger projects to balance with our liquidity and capital resources. Changes in our operating cash flows may affect our future capital allocation and spending.
On October 18, 2022, we received aggregate net proceeds of approximately $240.7 million, net of transaction costs, from Koch Minerals & Trading, LLC (“KM&T”) as part of a strategic equity partnership. We have used, or committed to use, approximately $78 million of the proceeds from the private placement for capital expenditures to advance the first development phase of the lithium project with the remainder of the proceeds used to reduce debt or for general corporate purposes.
In fiscal 2022, we made an additional $45 million equity investment in Fortress, resulting in a total investment of $50 million representing a 45% ownership interest. Fortress is a fire retardant company working to develop long-term fire retardant solutions to help combat wildfires. On May 5, 2023, we acquired the remaining 55% interest in Fortress not previously owned in exchange for an initial cash payment of approximately $18.9 million (net of cash held by Fortress of $6.5 million), and additional contingent consideration of up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures, and a cash earn-out based on financial performance and volumes of Fortress fire retardant products sold over a 10-year period. Building upon the previous 45% minority ownership stake in Fortress, the transaction provided us full ownership of all Fortress assets, contracts, and intellectual property.

69	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The table below provides a summary our cash flows by category and period ended.

Fiscal Year Ended
September 30, 2024	September 30, 2023	September 30, 2022
Operating Activities:
Net cash flows provided by operating activities were $14.4 million.
»Net losses were $206.1 million.
»Non-cash depreciation and amortization expense was $105.0 million.
»Non-cash impairment losses were $191.0 million.
»Non-cash stock-based compensation was $8.1 million.
»Non-cash net gain from remeasurement of contingent consideration was $22.1 million.
»Working capital items were a use of operating cash flows of $66.9 million.

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

Investing Activities:
Net cash flows used in investing activities were $116.1 million. »Net cash flows used in investing activities included $114.2 million of capital expenditures.
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

Financing Activities:
Net cash flows provided by financing activities were $83.1 million.
»Net proceeds from the issuance of debt of $111.6 million.
»Included payments of dividends of $12.6 million.
»Included payment of contingent consideration of $9.1 million.
»Included payment of deferred financing costs of $2.1 million.

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

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events, consequently the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. During the fiscal year ended September 30, 2024, we also paid liabilities accrued as of September 30, 2023, including the remaining $10 million settlement payment to the SEC, accrued incentive compensation, and other liabilities. Additionally, at the end of Fortress’ contract term with the USFS, we recognized revenue previously deferred in accrued liabilities and decreased our contingent consideration liability due to recent revisions of potential payouts. The lower accounts receivable balance and higher inventory balance as of September 30, 2024, as compared to September 30, 2023,

70	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

primarily reflects lower sales volumes in the fourth quarter in our Salt segment year over year. The lower accounts receivable balance and higher inventory balance as of September 30, 2023, as compared to September 30, 2022, primarily reflects lower sales volumes in the fourth quarter 2023 in our Salt and Plant Nutrition segments. The acquisition of Fortress resulted in an increase in current liabilities due to accrued contingent consideration and deferred revenue recorded on its contract with the USFS as of September 30, 2023 as compared to September 30, 2022.

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
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from executing our business strategies. See Item 1A, “Risk Factors—Our indebtedness and any inability to pay our indebtedness could adversely affect our business and financial condition.” Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flow. As discussed in Item 8, Note 12 to our Consolidated Financial Statements, at September 30, 2024, we had $922.8 million of outstanding indebtedness consisting of $500.0 million under our 6.75% Notes, $383.9 million of borrowings outstanding under our senior secured credit facilities (consisting of a term loan and a revolving credit facility), including $190.1 million borrowed against our revolving credit facility. Letters of credit totaling $15.2 million as of September 30, 2024, reduced available borrowing capacity under the revolving credit facility to $169.7 million.
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
On August 12, 2024, we entered into amendments to our 2023 Credit Agreement and our AR Securitization Facility, which extended the deadline for delivery of our financial statements for the quarter ended June 30, 2024, together with the respective compliance certificates, from 45 days to 75 days after the last day of the quarter ended June 30, 2024.
On September 13, 2024, we entered into amendments to our 2023 Credit Agreement and our AR Securitization Facility, which extended the deadline for delivery of our financial statements for the quarter ended June 30, 2024, together with the respective compliance certificates, to November 29, 2024, 152 days after the last day of the quarter ended June 30, 2024.
On September 18, 2024, we received a notice of default relating to our 6.750% Senior Notes due 2027 because we failed to timely furnish a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. We had 90 days from receipt of the notice to remedy prior to it becoming an Event of Default under the terms of the Indenture, dated November 26, 2019. Our Q3 Form 10-Q was filed with the SEC on October 30, 2024.
On December 12, 2024, we entered into an amendment to our 2023 Credit Agreement, which, among other things, eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.5x as of the last day of any quarter through the fiscal quarter ended September 30, 2025, then gradually stepping down to 4.5x by the fiscal quarter ended December 31, 2026 and thereafter. The amendment also decreased the Revolving Commitments (as defined in the Existing Credit Agreement) from $375 million to $325 million with additional reductions stepping down to $250 million on July 1, 2026.
On May 5, 2023, we entered into an agreement to amend and restate our credit agreement entered into on November 26, 2019 (as in effect prior to such restatement, the “Existing Credit Agreement”) with a new $575 million senior secured credit agreement due May 5, 2028 (as amended, the “2023 Credit Agreement”), comprised of a $375 million revolving credit facility and $200 million term loan. The term loan is payable in quarterly installments of interest and principal, which began September 30, 2023. The 2023 Credit Agreement increases the Applicable Margins by 25 basis points over those defined in the Existing Credit Agreement and adds an additional level at a consolidated total leverage ratio (defined below) of greater than 4.00 to 1.00. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash of up to $75 million as per the 2023 Credit Agreement. Proceeds from the 2023 Credit Agreement were used to redeem our $250 million 4.875% Senior Notes on May 10, 2023 and pay off the Existing Credit Agreement term loan balance of $16.9 million. Refer to Item 8, Note 12 of our Consolidated Financial Statements for additional details.
In November 2022, we entered into the third amendment to the Credit Agreement, principally to affect a transition from the London Inter-Bank Offered Rate to the Secured Overnight Financing Rate pricing benchmark provisions.

71	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Pursuant to the terms of the amended 2023 Credit Agreement, the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement and discussed further above) is 6.5x as of the last day of any quarter through the fiscal quarter ended December 31, 2024, which steps down to 4.75x in the quarter ending March 31, 2026 and thereafter. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted EBITDA. As of September 30, 2024, our consolidated total net leverage ratio was approximately 4.89x.
In April 2022, we utilized earnout proceeds from the fiscal 2021 sale of our South America specialty plant nutrition business and proceeds from the sale of our South America chemicals business to repay approximately $60.6 million of our term loan balance.
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
At September 30, 2024, we had $38.9 million of outstanding loans under this accounts receivable financing facility. See Item 8, Note 12 to our Consolidated Financial Statements for more information.
We may borrow amounts under the revolving credit facility or enter into additional financing to fund our working capital requirements, potential acquisitions and capital expenditures and for other general corporate purposes. Although we are in compliance with our debt covenants as of September 30, 2024, we can make no assurance that we will remain in compliance with these ratios. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable. However, we may not be able to use any or all of our NOL carryforwards to offset future taxable income and our NOL carryforwards may become subject to additional limitations due to future ownership changes or otherwise. At September 30, 2024, we had $76.4 million of gross federal NOL carryforwards and $6.1 million of net operating tax-effected state NOL carryforwards that expire beginning in 2031. Also at September 30, 2024 and 2023, we had $2.0 million tax-effected state capital losses that expire beginning in 2027 and $1.6 million of tax-effected federal capital losses that expire beginning in 2025. The NOL carryforwards in Brazil and related valuation allowances were eliminated as of September 30, 2022 given the ending of the Company’s operations in Brazil.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended September 30, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, for the fiscal year 2024, an additional valuation allowance of $46 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations. As of September 30, 2024, the fair value of the plan’s assets are in excess of the accumulated benefit obligations and we expect to be required to use cash from operations above our historical levels to fund the plan in the future.

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

72	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

American market. We recorded losses on the sales of the South American specialty plant nutrition business, the investment in Fermavi and the South America chemicals business totaling approximately $323.1 million. These losses were partially offset by approximately $30.6 million of gain from the sale of a component of the North America micronutrient business.

Off-Balance Sheet Arrangements
At September 30, 2024, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.

Contractual Obligations
We believe we have sufficient liquidity to fund our operations and meet both short-term and long-term obligations. Our material future obligations include the contractual obligations and other commitments as described below.
We are party to contractual obligations involving commitments to make payments to third parties. These obligations impact our liquidity and capital resource needs. As of September 30, 2024, we had total future contractual obligations of approximately $1.4 billion, with approximately $141.6 million due during fiscal 2025.
We have a contractual commitment to repay our long-term debt of $922.8 million based on the terms of our debt agreements, of which $7.5 million is payable within the next twelve months. Our interest commitment based on the debt balances at September 30, 2024 is $215.8 million, with $64.9 million expected within the next twelve months. The remainder of our contractual commitments consist of lease payments, purchase obligations and commitments, income taxes and employer pension and benefit plan obligations.
See Item 8, Note 6 and Item 8, Note 12 to our Consolidated Financial Statements for amounts outstanding as of September 30, 2024 related to leases and debt, respectively. Our contractual obligations related to income taxes represent the one-time transition tax obligation. Refer to Item 8, Note 13 for amounts related to purchase obligations and performance bonds. See Item 8, Note 10 for information related to income taxes. Our contractual obligations related to employer pension plan obligations represent the funded status recognized as of September 30, 2024. See Item 8, Note 11 for information related to these plans.
In addition, we have other future contingent commitments of approximately $250.1 million, consisting of letters of credit and performance bonds, due during fiscal 2025. At September 30, 2024, we had $242.4 million of outstanding performance bonds, which includes bonds related to Ontario mining tax reassessments. Refer to Item 8, Note 13 for additional details. We also have contingent consideration liabilities related to the Fortress acquisition currently valued at $7.9 million as of September 30, 2024. The milestone portion of the contingency is to be paid upon the achievement of certain performance measures over the next five years (currently estimated to be $4.7 million in total), and a cash earn-out based on financial performance and volumes of certain Fortress fire retardant products sold over a 10-year period (currently estimated to be $3.2 million in total). Refer to Item 8, Note 3 and Item 8, Note 17 for additional information.

Product Recall
On October 25, 2024, we issued a recall for nine production lots of food-grade salt produced at our Goderich Plant following a customer report of a non-organic, foreign material in our product. The products recalled included both products sold prior and subsequent to September 30, 2024. We followed recall protocol and notified our BRCGS Global Standard for Food Safety certifying body, the Canadian Food Inspection Agency (“CFIA”) and the U.S. Food and Drug Administration (“FDA”). We have been working to obtain and assess the reported foreign material, complete the necessary investigation, and determine the next steps. Based on initial feedback received from customers impacted by the recall and other currently available information, we have recorded $0.8 million for estimated costs expected to be borne by us, which we have included in other (income) expense on the Consolidated Statements of Operations for the year ended September 30, 2024. Additionally, as of September 30, 2024, we have recorded additional reserves of $6.7 million and estimated insurance recoveries of $6.7 million in our Consolidated Balance Sheets.
We continue to assess the scope and magnitude of additional customer claims for product produced and shipped after September 30, 2024. At this time, based on currently available information and our applicable insurance coverage, we do not believe any incremental losses will have a material adverse effect on our results of operations or cash flows in future periods.

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

73	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation, depletion and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, interest income, (gain) loss on foreign exchange, other (income) expense, net and other significant items that management does not consider indicative of normal operations. Other significant items, such as executive transition costs, restructuring charges and impairment charges and gain from remeasurement of equity method investment, involve distinct initiatives that are not reflective of core operating activities and affect the comparability of our operational results across reporting periods. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Net (loss) earnings from continuing operations	$(206.1)	$10.5	$(33.3)
Interest expense	69.5	55.5	55.2
Income tax expense	17.9	17.1	33.5
Depreciation, depletion and amortization	105.0	98.6	112.8
EBITDA from continuing operations	(13.7)	181.7	168.2
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non-cash	8.1	20.6	15.7
Interest income	(1.0)	(5.3)	(0.8)
Loss (gain) on foreign exchange	0.7	2.3	(14.9)
Gain from remeasurement of equity method investment	—	(10.1)	—
Restructuring charges(a)	15.8	5.9	4.3
Loss on impairments(b)	193.4	—	—
Provision for product recall costs(c)	0.8	—	—
Accrued loss and legal costs related to SEC investigation(d)	—	(0.3)	17.1
Other expense, net	2.2	4.3	0.5
Adjusted EBITDA from continuing operations	206.3	199.1	190.1
Adjusted EBITDA from discontinued operations	—	—	19.0
Adjusted EBITDA including discontinued operations	$206.3	$199.1	$209.1
(a)We incurred severance and related charges related to reductions in workforce, changes to executive leadership and additional restructuring costs related to the termination of our lithium development project.
(b)We recognized impairments of long-lived assets related to the termination of the lithium development project; Fortress goodwill, intangible assets and inventory; and Plant Nutrition goodwill and water rights. Refer to Item 8, Note 2, Item 8, Note 8 and Item 8, Note 9 for additional details.
(c)We recorded a provision for potential costs related to a recall for food-grade salt produced at our Goderich Plant. Refer to Item 8, Note 13 for additional details.
(d)We recognized costs, net of reimbursements, related to the settled SEC investigation during the fiscal year ended September 30, 2023, and recorded a settlement loss accrual during the fiscal year ended September 30, 2022.

Adjusted EBITDA also excludes other non-operating income, primarily non-cash stock-based compensation expense, foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan.

74	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that we believe to be important in understanding our earnings trends such as the variability of weather. The impact of weather has not been adjusted in the amounts presented above. Our fiscal 2024, 2023 and 2022 results were unfavorably impacted by winter weather activity as compared to an average winter in the markets we serve.

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

Intangible Assets - Finite-lived intangible assets are amortized over their respective estimated useful lives. Intangible assets with indefinite lives are not amortized, but rather are tested for impairment at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. Our finite-lived intangible assets include customer relationships, developed technology, trade name, supply agreements, SOP production rights and lease rights. Our indefinite-lived intangible assets include trade names and in-process research and development. We may first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. A qualitative assessment (“Step 0 test”) may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, financial performance and other entity or reporting unit specific events. When performing a Step 0 test, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis (“Step 1 test”) by comparing the carrying amount to an estimate of the fair value of the reporting unit. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss is recognized in an amount equal to the difference.
The unit of accounting used to test our indefinite-lived intangible assets for impairment is at the reporting unit level. The fair values of our indefinite-lived trade names and in-process research and development are determined for impairment testing purposes based on an income approach. Under the income approach, we are required to make judgments about appropriate discount rates, long-term revenue growth rates and the amount and timing of expected future cash flows. The cash flows used in its estimates are based on the reporting unit's forecast, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Our estimates may differ from actual future cash flows.
For finite-lived intangible assets, we amortize over periods that range from five to fifty years; refer to Item 8, Note 9 for additional details. We perform an impairment review of finite-lived intangible assets when facts and circumstances indicate that the carrying value of an asset may not be recoverable from its undiscounted future cash flows. The impairment test for finite-lived intangible assets is consistent with the test applied to property, plant and equipment as described in our policy.
Assessment of the potential impairment of intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.
In addition, we continually review our diverse portfolio of assets to ensure they are achieving their greatest potential and are aligned with our strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses. For further information, see Item 8, Note 9 to the Consolidated Financial Statements.

Mineral Interests – As of September 30, 2024, we maintained $117.7 million of net mineral properties as a part of property, plant and equipment. Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of sales.
Mineral interests are primarily depleted on an actual units-of-production method based on a combination of third-party and internal qualified geologists’ estimates of recoverable reserves. Our rights to extract minerals are generally contractually limited by time or lease boundaries. If we are not able to continue to extend lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, if the assigned lives realized are less than those projected by management, or if the actual size, quality or recoverability of the minerals is less than the estimated probable reserves, then the rate of amortization could be increased or the value of the reserves could be reduced by a material amount.

75	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities in accordance with applicable U.S. GAAP for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. See Item 8, Note 10 to our Consolidated Financial Statements for further discussion of our income taxes. We have elected to account for GILTI in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years.

Other Significant Accounting Policies – Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our consolidated financial statements. Policies related to revenue recognition, allowance for doubtful accounts, valuation of inventory reserves, equity compensation instruments, legal reserves, derivative instruments, post-employment benefit obligations and environmental accruals require judgments.

Effects of Currency Fluctuations and Inflation
Our operations outside of the U.S. are conducted primarily in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars and British pounds sterling also being significant. We generated 25% of our fiscal 2024 sales in foreign currencies, and we incurred 22% of our fiscal 2024 total operating expenses in foreign currencies. Additionally, we have approximately $350 million of net assets denominated in foreign currencies. In fiscal 2024, the average rate for the U.S dollar strengthened slightly against the Canadian dollar and weakened against the British pound sterling. In fiscal 2023, the average rate for the U.S. dollar weakened against the Canadian dollar and the British pound sterling. In fiscal 2022, the average rate for the U.S. dollar strengthened against the Canadian dollar and the British pound sterling. Significant changes in the value of the Canadian dollar or the British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including borrowings under our senior secured credit facilities.
Although inflation has not had a significant impact on our operations in the current period, our efforts to recover cost increases due to inflation may be hampered as a result of the competitive industries and countries in which we operate. For more information, see Part I, Item 1A, “Risk Factors”.

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

76	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Climate Change
The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or regional drought within our served markets could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the demand for deicing products. Drought or excessive precipitation could similarly impact demand for our SOP products, as well as continue to impact the amount and quality of feedstock used to produce SOP at our Ogden facility due to changes in brine levels, mineral concentrations or other factors, which could have a material impact on our Plant Nutrition results of operations. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may affect our operations and necessitate capital expenditures in the future, although capital expenditures for climate-related projects were not material in fiscal 2024 and are not expected to be material in fiscal 2025. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item1 “Business—Environmental, Health and Safety and Other Regulatory Matters.”

Significant Accounting Policies and Recent Accounting Pronouncements
See Item 8, Note 2 to our Consolidated Financial Statements for a discussion of significant accounting policies and recent accounting pronouncements.

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

Interest Rate Risk
As of September 30, 2024, we had $383.9 million of debt outstanding under our credit agreement (consisting of term loans and revolving credit facility), bearing interest at variable rates. Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged. Assuming no change in the amount of debt outstanding, a 100 basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $3.8 million based upon our debt outstanding as of September 30, 2024. Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of September 30, 2024, a significant portion of the investments in the U.K. pension plan are in bond funds. Changes in interest rates could impact the value of the investments and discounted plan liabilities in the pension plan.

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
Considering our foreign earnings, a hypothetical 10% unfavorable change in exchange rates compared to the U.S. dollar would have an estimated $0.6 million impact on our operating earnings for the fiscal year ended September 30, 2024. Actual changes in market prices or rates will differ from hypothetical changes.

77	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Commodity Pricing Risk
We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas. We may hedge up to approximately 90% of our expected natural gas usage. Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences. We have determined most of these financial instruments qualify as cash flow hedges under U.S. GAAP. As of September 30, 2024, we had agreements in place to hedge forecasted natural gas purchases of 2.3 MMBtus, all of which are qualified and designated as cash flow hedges. Of the hedged forecasted natural gas purchases, 2.0 MMBtus will expire within one year.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the fiscal year ended September 30, 2024, would have increased our product cost by approximately $0.6 million. Actual results will vary due to actual changes in market prices and consumption.
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

78	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

79	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Compass Minerals International, Inc. and subsidiaries (the Company) as of September 30, 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 16, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Unrecognized Tax Benefits

As discussed in Note 10 to the consolidated financial statements, the Company recognizes tax benefits from uncertain tax positions only if they are more likely than not to be upheld based on their technical merits. As of September 30, 2024, the Company recorded unrecognized tax benefits of $37.1 million, within other noncurrent liabilities on the consolidated balance sheet, of which a portion related to provincial taxes in Canada.

We identified the evaluation of unrecognized tax benefits for certain provincial tax positions within Canada as a critical audit matter. Specifically, complex auditor judgment and specialized skills and knowledge were required in evaluating the Company’s interpretation of the technical merits and its estimate of the ultimate resolution of these tax positions.

80	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following are the primary procedures we performed to address this critical audit matter. We involved tax professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s interpretation and application of tax law and tax authority rulings,
•performing an independent validation of certain of the Company’s tax position for provincial taxes within Canada and the amount of unrecognized tax benefit, and comparing the results to the Company’s records,
•reviewing legal response letters received directly from the Company’s external legal counsel and internal legal counsel that discussed the Company’s unrecognized tax benefit for provincial taxes within Canada, and
•assessing the qualifications and competence of management and the qualifications, competence and objectivity of external legal counsel.

We assessed the sufficiency of the Company’s disclosures of certain unrecognized tax benefits in Canada included in Note 10.

Sufficiency of Audit Evidence

As discussed in Management’s Report on Internal Control Over Financial Reporting, material weaknesses were identified as of September 30, 2024, across multiple components of the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a consequence of the material weaknesses, internal controls related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes as of September 30, 2024.

We identified the evaluation of the sufficiency of audit evidence as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required complex auditor judgment because the pervasiveness of the material weaknesses noted above affected substantially all financial statement account balances and disclosures.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over financial statement account balances and we:

•increased the number of sample selections compared to what we would have otherwise made if the Company’s controls were designed and operating effectively,
•tested the underlying records of selected transaction data obtained from the information technology systems to support the use of the information in the conduct of the audit, and
•inspected underlying documentation for a selection of manual and automated journal entries.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

Kansas City, Missouri
December 16, 2024

81	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Compass Minerals International, Inc. (the Company) as of September 30, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended September 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) for each of the two years in the period ended September 30, 2023 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2005 to 2023.

Kansas City, Missouri
November 29, 2023 except for the effects of the restatement discussed in Note 1 and Note 23 to the consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K/A, as to which the date is October 29, 2024

82	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Compass Minerals International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated December 16, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company, due to a limited allocation of trained, knowledgeable resources, did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including fraud risks associated with the necessary approval of transactions. Additionally, the Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that ensured complete, reliable information was made available to financial reporting personnel on a timely basis to fulfill their roles and responsibilities. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

83	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Disclaimer on Additional Information in Management’s Report

We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management's Report on Internal Control Over Financial Reporting, referring to corrective actions taken after September 30, 2024, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
December 16, 2024

84	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Balance Sheets

(in millions, except share data)	September 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$20.2	$38.7
Receivables, less allowance for doubtful accounts and rebates of $3.6 in 2024 and $2.3 in 2023	126.1	129.3
Inventories, less allowance of $11.4 in 2024 and $9.1 in 2023	414.1	399.5
Other current assets	26.9	33.4
Total current assets	587.3	600.9
Property, plant and equipment, net	806.5	852.5
Intangible assets, net	82.5	120.0
Goodwill	6.0	88.8
Other noncurrent assets	157.8	154.7
Total assets	$1,640.1	$1,816.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7.5	$5.0
Accounts payable	82.1	116.8
Accrued salaries and wages	22.6	25.9
Income taxes payable	13.1	16.5
Accrued interest	13.3	12.9
Accrued expenses and other current liabilities	78.4	97.5
Total current liabilities	217.0	274.6
Long-term debt, net of current portion	910.0	800.3
Deferred income taxes, net	56.5	58.4
Other noncurrent liabilities	140.0	162.6
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at September 30, 2024 and 2023	0.4	0.4
Additional paid-in capital	420.6	413.1
Treasury stock, at cost — 816,013 shares at September 30, 2024 and 1,038,168 shares at September 30, 2023	(10.2)	(8.7)
Retained earnings	2.2	220.9
Accumulated other comprehensive loss	(96.4)	(104.7)
Total stockholders' equity	316.6	521.0
Total liabilities and stockholders' equity	$1,640.1	$1,816.9

The accompanying notes are an integral part of the consolidated financial statements.

85	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Operations

	Fiscal Year Ended
(in millions, except share data)	September 30, 2024	September 30, 2023	September 30, 2022
Sales	$1,117.4	$1,204.7	$1,245.2
Shipping and handling cost	305.3	346.1	379.8
Product cost	617.1	626.6	665.6
Gross profit	195.0	232.0	199.8
Selling, general and administrative expenses	137.8	150.2	133.5
Loss on impairments	191.0	—	—
Other operating (income) expense	(17.0)	4.4	20.9
Operating (loss) earnings	(116.8)	77.4	45.4
Other expense (income):
Interest income	(1.0)	(5.3)	(0.8)
Interest expense	69.5	55.5	55.2
Loss (gain) on foreign exchange	0.7	2.3	(14.9)
Net loss in equity investees	—	3.1	5.2
Gain from remeasurement of equity method investment	—	(10.1)	—
Other expense, net	2.2	4.3	0.5
(Loss) earnings before income taxes from continuing operations	(188.2)	27.6	0.2
Income tax expense from continuing operations	17.9	17.1	33.5
Net (loss) earnings from continuing operations	(206.1)	10.5	(33.3)
Net earnings from discontinued operations	—	—	12.2
Net (loss) earnings	$(206.1)	$10.5	$(21.1)

Basic net (loss) earnings from continuing operations per common share	$(4.99)	$0.25	$(0.98)
Basic net earnings from discontinued operations per common share	—	—	0.36
Basic net (loss) earnings per common share	$(4.99)	$0.25	$(0.63)

Diluted net (loss) earnings from continuing operations per common share	$(4.99)	$0.25	$(0.98)
Diluted net earnings from discontinued operations per common share	—	—	0.36
Diluted net (loss) earnings per common share	$(4.99)	$0.25	$(0.63)

Weighted-average common shares outstanding (in thousands):
Basic	41,306	40,786	34,120
Diluted	41,306	40,786	34,120

The accompanying notes are an integral part of the consolidated financial statements.

86	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive (Loss) Income

	Fiscal Year Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2022
Net (loss) earnings	$(206.1)	$10.5	$(21.1)
Other comprehensive income (loss):
Unrealized gain (loss) from change in pension costs, net of tax of $(0.1), $1.3 and $(0.9) in fiscal years 2024, 2023 and 2022, respectively	0.4	(3.9)	2.7
Unrealized (loss) gain from change in other postretirement benefits, net of tax of $0.1, $(0.2) and $(0.5) in fiscal years 2024, 2023 and 2022, respectively	(0.3)	0.4	1.3
Unrealized gain (loss) on cash flow hedges, net of tax of $0.4 and $0.7 in fiscal years 2023 and 2022, respectively	0.1	0.2	(4.7)
Cumulative translation adjustment	8.1	13.9	(4.1)
Comprehensive (loss) income	$(197.8)	$21.1	$(25.9)

The accompanying notes are an integral part of the consolidated financial statements.

87	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2021	$0.4	$136.3	$(5.5)	$277.2	$(110.5)	$297.9
Comprehensive loss	—	—	—	(21.1)	(4.8)	(25.9)
Dividends on common stock/equity awards ($0.60 per share)	—	—	—	(20.8)	—	(20.8)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(1.8)	—	—	(2.0)
Stock-based compensation	—	15.7	—	—	—	15.7
Stock options exercised, net of shares withheld for taxes	—	0.3	—	—	—	0.3
Balance, September 30, 2022	$0.4	$152.1	$(7.3)	$235.3	$(115.3)	$265.2
Comprehensive income	—	—	—	10.5	10.6	21.1
Dividends on common stock/equity awards ($0.60 per share)	—	—	—	(24.9)	—	(24.9)
Private placement of common stock	—	240.7	—	—	—	240.7
Shares issued for stock units, net of shares withheld for taxes	—	(0.3)	(1.4)	—	—	(1.7)
Stock-based compensation	—	20.6	—	—	—	20.6
Balance, September 30, 2023	$0.4	$413.1	$(8.7)	$220.9	$(104.7)	$521.0
Comprehensive (loss) income	—	—	—	(206.1)	8.3	(197.8)
Dividends on common stock/equity awards ($0.30 per share)	—	—	—	(12.6)	—	(12.6)
Shares issued for stock units, net of shares withheld for taxes	—	(0.6)	(1.5)	—	—	(2.1)
Stock-based compensation	—	8.1	—	—	—	8.1
Balance, September 30, 2024	$0.4	$420.6	$(10.2)	$2.2	$(96.4)	$316.6

The accompanying notes are an integral part of the consolidated financial statements.

88	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net (loss) earnings	$(206.1)	$10.5	$(21.1)
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	105.0	98.6	112.8
Amortization of deferred financing costs	2.6	2.6	2.9
Refinancing of long-term debt	—	1.0	—
Stock-based compensation	8.1	20.6	15.7
Deferred income taxes	(2.7)	(5.0)	18.6
Unrealized loss (gain) on foreign exchange	1.5	2.4	(29.1)
Loss on impairments	191.0	—	23.1
Net loss in equity investees	—	3.1	5.2
Net gain from remeasurement of contingent consideration	(22.1)	—	—
Gain from remeasurement of equity method investment	—	(10.1)	—
Loss on disposition of assets	—	4.5	3.7
Other, net	4.0	0.4	(0.1)
Changes in operating assets and liabilities, net of sale and acquisition of businesses:
Receivables	9.0	39.1	(56.1)
Inventories	(15.9)	(81.0)	5.3
Other assets	—	16.7	(14.2)
Accounts payable and accrued expenses and other current liabilities	(55.3)	17.4	55.3
Other liabilities	(4.7)	(14.8)	(1.6)
Net cash provided by operating activities	14.4	106.0	120.4
Cash flows from investing activities:
Capital expenditures	(114.2)	(154.3)	(96.6)
Proceeds from sale of businesses	—	—	61.2
Acquisition of business, net of cash acquired	—	(18.9)	—
Investments in equity method investees	—	—	(46.3)
Other, net	(1.9)	(4.7)	1.8
Net cash used in investing activities	(116.1)	(177.9)	(79.9)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	422.8	150.0	466.2
Principal payments on revolving credit facility borrowings	(314.2)	(220.0)	(403.1)
Proceeds from issuance of long-term debt	81.6	239.9	55.9
Principal payments on long-term debt	(78.6)	(314.6)	(109.1)
Payments for contingent consideration	(9.1)	—	—
Net proceeds from private placement of common stock	—	240.7	—
Dividends paid	(12.6)	(24.9)	(20.8)
Deferred financing costs	(2.1)	(3.9)	(0.4)
Proceeds from stock option exercised	—	—	0.3
Shares withheld to satisfy employee tax obligations	(2.1)	(1.7)	(2.0)
Other, net	(2.6)	(1.5)	(1.3)
Net cash provided by (used in) financing activities	83.1	64.0	(14.3)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.5	(1.1)
Net change in cash and cash equivalents	(18.5)	(7.4)	25.1
Cash and cash equivalents, beginning of the year	38.7	46.1	21.0
Cash and cash equivalents, end of period	$20.2	$38.7	$46.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$66.3	$54.5	$52.9
Income taxes paid, net of refunds	$31.3	$12.5	$17.3
The accompanying notes are an integral part of the consolidated financial statements.

89	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Disposal of Businesses
In fiscal 2021, the Company’s Board of Directors approved a plan to sell its South America chemicals and specialty plant nutrition businesses, its investment in Fermavi Eletroquímica Ltda. (“Fermavi”) and its North America micronutrient product business (collectively, the “Specialty Businesses”). The Company concluded that the sale of the Specialty Businesses represented a strategic shift for the Company that would have a material effect on its operations and financial results. Consequently, the Specialty businesses were reclassified as discontinued operations on the Consolidated Statements of Operations. See Note 4 for further discussion. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations.

Prior-Period Reclassifications
Certain Selling, general and administrative expenses totaling $4.4 million and $20.9 million, respectively, have been reclassified in fiscal 2023 and 2022 to Other operating (income) expense to conform to current year presentation. The amounts that have been reclassified in fiscal 2023 and 2022 include employee termination costs related to restructuring and executive transition costs of $5.5 million and $3.8 million, respectively; Securities and Exchange Commission (the “SEC”) investigation and related legal costs, net of reimbursements, of $(0.3) million and $17.1 million, respectively; and changes in fair value of contingent consideration related to the acquisition of Fortress North America, LLC (“Fortress”) of $(0.8) million in fiscal 2023. The reclassification was made to separately report infrequent or other items from Selling, general and administrative expenses. See Note 13, Note 14 and Note 17 for additional information.

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

c. Impairments:
On January 23, 2024, the Company terminated its pursuit of its lithium development. Consequently, the Company evaluated the capitalized assets, including site preparation, project engineering, equipment and materials and capitalized labor and interest and recorded an impairment charge of $74.8 million. Refer to Note 8 for additional details.
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

90	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

On March 22, 2024, the Company was notified of the decision by the U.S. Forest Service that the Company would not be awarded a contract to supply its magnesium chloride-based aerial fire retardant for the calendar 2024 fire season. For purposes of the long-lived asset impairment evaluation, management grouped and tested the magnesium chloride-related assets given their unique classification and separately identifiable cash flows. As a result of the evaluation using the income approach, the Company impaired all magnesium chloride-related assets which resulted in a long-lived asset, net, impairment of $15.6 million (finite-lived intangible assets) and an impairment of $2.4 million of inventory for the fiscal year ended September 30, 2024. The long-lived asset impairment is included in loss on impairments, while the inventory impairment is reflected in product cost, both on the Consolidated Statements of Operations. The undiscounted cash flows for the remaining Fortress assets were greater than their carrying value resulting in no incremental impairment. Management will continue to monitor events and circumstances that would require a future test of recoverability on the remaining Fortress long-lived assets.
The Company performed the interim goodwill impairment tests consistent with its approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim goodwill impairment test in the second quarter of fiscal 2024, the Company recognized impairment charges totaling $83.0 million included in loss on impairments, on the Consolidated Statements of Operations for the fiscal year ended September 30, 2024. Goodwill impairment of $51.0 million was related to the Company’s Plant Nutrition segment, primarily due to decreases in projected future revenues and cash flows and an increase in discount rates due to the uncertain regulatory environment in Utah. The remaining goodwill impairment of $32.0 million was related to the Company’s Fortress reporting unit (included in the Corporate and Other segment), primarily due to changes in assumptions surrounding the magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Following the impairment charges, there is no remaining goodwill balance for the Plant Nutrition and Fortress reporting units. Refer to Note 9 for a summary of goodwill by segment.
On September 3, 2024, the Company announced a binding Voluntary Agreement (“Voluntary Agreement”) with the Utah Division of Forestry, Fire and State Lands (“FFSL”) outlining water and land conservation commitments the company is making toward the long-term health of the Great Salt Lake. Per the terms of the Voluntary Agreement, the Company is in the process of donating non-production-related water rights totaling approximately 201,000 acre feet annually to be used by the State of Utah for lake conservation and preservation. In connection with the annual impairment analysis, the Company performed a fair value analysis of the indefinite-lived intangible asset that resulted in an impairment of approximately $17.6 million.
A summary of the impairments incurred for the fiscal year ended September 30, 2024, is detailed below (in millions):

Impairment	Financial Statement Line Item	Segment	Fiscal Year Ended September 30, 2024
Lithium long-lived assets, net	Loss on impairments	Corporate & Other	$74.8
Plant Nutrition goodwill	Loss on impairments	Plant Nutrition	51.0
Fortress goodwill	Loss on impairments	Corporate & Other	32.0
Fortress long-lived assets, net	Loss on impairments	Corporate & Other	15.6
Fortress inventory	Product cost	Corporate & Other	2.4
Water rights	Loss on impairments	Plant Nutrition	17.6
Total			$193.4

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
The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue growth rates, long-term operating margin, terminal growth rates, discount rate, and the selection of market multiples. The projected long term operating margin utilized in the Company’s fair value estimates is consistent with its operating plan and is dependent on the successful execution of its long-term business plan, overall industry growth rates and the competitive environment. The discount rate could be adversely impacted by changes in the macroeconomic environment and volatility in the equity and debt markets. Although management believes its estimate of fair value is reasonable, if the future financial

91	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

performance falls below expectations or there are unfavorable revisions to significant assumptions, or if the Company’s market capitalization declines, an additional non-cash goodwill or long-lived asset impairment charge may be required in a future period.

d. Business Combinations:
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

e. Discontinued Operations:
The Company reports its financial results from discontinued operations and continuing operations separately to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs when a component or a group of components of an entity has been disposed of or classified as held for sale and represents a strategic shift that has a major effect on the entity’s operations and financial results. In the Company’s Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Significant components of cash flows related to discontinued operations are disclosed in Note 4. See Note 4 for information on discontinued operations and Note 14 for information on the Company’s reportable segments.

f. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Sales and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive loss. The Company recorded foreign exchange (loss) gain of $(0.2) million, $(1.6) million and $6.7 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively, in accumulated other comprehensive loss related to intercompany notes which, had been deemed to be of long-term investment nature. As discussed in Note 4, the Company completed the disposition of certain foreign entities and assets during fiscal 2021 and fiscal 2022. There are certain monetary assets and liabilities that are currently being held in Brazil that will be remeasured each period with changes in foreign currency exchange rates included in earnings until they are settled or transferred to a U.S. subsidiary. Aggregate exchange losses and gains from transactions denominated in a currency other than the functional currency, which are included in other expense (income) for the fiscal years ended September 30, 2024, 2023 and 2022, were $0.7 million, $2.3 million and $(14.9) million, respectively. These amounts include the effect of translating intercompany notes which were deemed to be temporary in nature.

g. Revenue Recognition:
The FASB revenue recognition guidance provides a single, comprehensive model for recognizing revenue from contracts with customers. The revenue recognition model requires revenue to be recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or

92	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

h. Cash and Cash Equivalents:
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

i. Accounts Receivable and Allowance for Doubtful Accounts:
Receivables consist almost entirely of trade accounts receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing trade accounts receivable. The Company determines the allowance based on historical write-off experience by business line and a current assessment of its portfolio, including information regarding individual customers. The Company reviews its account balances for collectability and adjusts its allowance for doubtful accounts accordingly. Account balances are charged off against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered.

j. Inventories:
Inventories are stated at the lower of cost or net realizable value. Finished goods, work in process and raw material are predominately valued using the average cost method on a first-in-first-out basis. Spare parts and supply costs are valued at average costs. Work in process costs primarily consist of costs incurred to operate the Company’s evaporation ponds prior to their harvest. Raw materials and supply costs primarily consist of raw materials purchased to aid in the production of mineral products, maintenance materials and packaging materials. Finished goods are primarily comprised of salt, magnesium chloride, SOP products and fire retardants readily available for sale. Substantially all costs associated with the production of finished goods at the Company’s production locations are captured as inventory costs. As required by GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period or if the nature of the cost incurred is not attributable to its production processes. Additionally, since the Company’s products are often stored at warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

k. Other Current Assets:
The items included in other current assets as of September 30, 2024 and 2023, consist principally of prepaid expenses of $26.9 million and $33.3 million, respectively.

l. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests. The mineral interests for the Company’s Winsford U.K. mine are owned. The Company leases probable mineral reserves at its Cote Blanche and Goderich mines, its Ogden facility and several of its other North American facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of sales. The Company’s rights to extract minerals are contractually limited by time. The Cote Blanche mine is operated under land and mineral leases, and the mineral lease expires in 2060 with two additional 25-year renewal periods. The Goderich mine mineral reserve lease expires in 2043 with the Company’s option to renew for an additional twenty-one years after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term. The Ogden facility mineral reserve lease renews annually. The Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate. The Company’s mineral interests are depleted on a units-of-production basis based upon the latest available mineral study. The weighted average amortization period for the leased probable mineral reserves is 85 years as of

93	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

September 30, 2024. The Company also owns other mineral properties. The weighted average life for the probable owned mineral reserves is 33 years as of September 30, 2024, based upon management’s current production estimates.
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
The Company has capitalized computer software costs of $3.0 million and $3.7 million as of September 30, 2024 and 2023, respectively, recorded in property, plant and equipment. The capitalized costs are being amortized over five years. The Company recorded $1.6 million, $3.3 million and $7.6 million of amortization expense related to capitalized computer software for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
The Company recognizes and measures obligations related to the retirement of tangible long-lived assets in accordance with applicable U.S. GAAP. Asset retirement obligations are not material to the Company’s consolidated financial position, results of operations or cash flows.
The Company reviews its long-lived assets and the related mineral reserves for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. The Company recorded an impairment charge, related to its lithium development, of $74.8 million, including $7.6 million associated with future commitments for the year ended September 30, 2024 to reflect the assets at their estimated fair value, considering equipment expected to be used by the on-going business and amounts estimated to be recoverable through returns or salvage value. Refer to Note 8 for additional details.

m. Leases:
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

n. Intangible Assets:
The Company amortizes its intangible assets deemed to have finite lives on a straight-line basis over their estimated useful lives which, for the Company, range from 5 to 50 years. The Company reviews indefinite-lived intangible assets annually for impairment. In addition, intangible assets are reviewed when an event or change in circumstances indicates the carrying amounts of such assets may not be recoverable.

o. Other Noncurrent Assets:
Other noncurrent assets include certain inventories of spare parts, net of reserve, of $42.2 million and $35.8 million at September 30, 2024 and 2023, respectively. As of September 30, 2024 and 2023, other noncurrent assets also include net operating lease assets of $50.0 million and $54.7 million, respectively.

94	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 11. As of September 30, 2024 and 2023, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $3.1 million and $2.6 million, respectively, were included in other noncurrent assets in the Consolidated Balance Sheets. The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other expense, net in the Consolidated Statements of Operations.

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

q. Contingent Consideration:
The approach to valuing the initial contingent consideration associated with the purchase price, including milestone achievement and the earn-out, also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent milestone achievement and earn-out periods, discounted for the period of time over which the initial contingent consideration is measured. Based upon these assumptions, the initial earn-out contingent consideration is then adjusted for relevant volatility rates and valued using a Monte Carlo simulation. The milestone contingent consideration related to the Fortress acquisition can be paid in cash and/or Compass Minerals common stock, at the Company’s discretion, at a fixed price of approximately $32 per share upon the achievement of certain performance measures. This fixed share price settlement option is also factored into the fair value of the milestone contingent consideration. The fair value of the milestone contingent consideration is estimated using a probability-weighted discounted cash flow model, including a Black-Scholes option value related to a share conversion feature with significant inputs not observable in the market.

r. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. Amounts reserved for environmental matters were not material at September 30, 2024 or 2023.

s. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the Company’s Board of Directors, whereby stock options, restricted stock units, performance stock units, deferred stock units and shares of common stock are granted to the Company’s employees and directors. See Note 15 for additional discussion.

95	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

t. Earnings per Share:
When calculating earnings per share, the Company’s participating securities are accounted for under the two-class method in periods in which dividends are declared. In the second fiscal quarter of 2024, the Company ceased paying dividends. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities based upon their rights to receive dividends. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share reflects the potential dilution that could occur under the more dilutive of either the treasury stock method or the two-class method for calculating the weighted-average number of outstanding common shares. The treasury stock method is calculated assuming unrecognized compensation expense, income tax benefits and proceeds from the potential exercise of employee stock options are used to repurchase common stock.

u. Derivatives:
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

v. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S. and throughout Canada and the U.K. The Company’s plant nutrition products are sold across the Western Hemisphere and globally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales during the fiscal years ended September 30, 2024, 2023, or 2022, or more than 10% of receivables at September 30, 2024 or 2023.

w. Recent Accounting Pronouncements:
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
In November 2024, the FASB issued amended guidance related to disclosure of disaggregated expenses (“ASU 2024-03”). This amendment requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This new guidance is effective for annual periods beginning in the Company’s fiscal 2028 and interim periods following annual adoption, with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

96	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

3.    BUSINESS ACQUISITION

Beginning in 2020, the Company began a series of equity investments in Fortress, a fire retardant company working to develop long-term fire retardant solutions to help combat wildfires. On November 2, 2021, the Company announced its increased investment in Fortress. On May 5, 2023, the Company acquired the remaining 55% interest in Fortress not previously owned in exchange for an initial cash payment of $18.9 million (net of cash held by Fortress of $6.5 million), and additional contingent consideration of up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over the next five years, and a cash earn-out based on financial performance and volumes of certain Fortress fire retardant products sold over a 10-year period. Building upon the previous 45% minority ownership stake in Fortress, the transaction provided the Company full ownership of all Fortress assets, contracts, and intellectual property. Refer to Note 2 for information related to impairment recognized during fiscal 2024 and Note 17 for fair value information related to the contingent consideration as of September 30, 2024.

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
Also in fiscal 2021 the Company completed its sale of its North America micronutrient business for approximately $56.7 million of cash proceeds and its investment in Fermavi for R$45 million Brazilian reais (including R$30 million of deferred purchase price). The Company received cash proceeds of approximately $2.9 million and recorded a discounted deferred proceeds receivable of approximately $4.8 million (based on exchange rates at the time of closing). As of September 30, 2024, approximately R$7.5 million Brazilian reais of deferred proceeds remains outstanding.
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

97	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions):

Fiscal Year Ended
September 30, 2022
Sales	$53.6
Shipping and handling cost	2.8
Product cost	28.4
Gross profit	22.4
Selling, general and administrative expenses	3.5
Operating earnings	18.9
Interest expense	0.1
Gain on foreign exchange	(17.5)
Net loss on sale of business	23.1
Other income, net	(0.6)
Earnings from discontinued operations before income taxes	13.8
Income tax expense	1.6
Net earnings from discontinued operations	$12.2

The significant components included in the Company’s Consolidated Statements of Cash Flows for the discontinued operations are as follows (in millions):

Fiscal Year Ended
September 30, 2022
Deferred income taxes	$0.5
Unrealized foreign exchange gain	(3.1)
Loss on impairment of long-lived assets	23.1
Capital expenditures	(1.6)
Changes in receivables	(4.8)
Changes in inventories	(2.0)
Changes in other assets	(4.7)
Changes in accounts payable and accrued expenses and other current liabilities	(11.5)
Proceeds from sale of businesses	61.2

5.    REVENUES

Nature of Products and Services
The Company’s Salt segment products include salt and magnesium chloride for use in road deicing and dust control, food processing, water softening, and agricultural and industrial applications. The Company’s plant nutrition segment produces and markets SOP in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. The Company also operates a records management business utilizing excavated areas of its Winsford salt mine with one other location in London, England and, following its acquisition of Fortress North America, produces fire retardant products.

Identifying the Contract
The Company accounts for a customer contract when there is approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

98	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

When Performance Obligations Are Satisfied
The vast majority of the Company’s revenues are recognized at a point in time when the performance obligations are satisfied based upon transfer of control of the product or service to a customer. To determine when the control of goods is transferred, the Company typically assesses, among other things, the shipping terms of the contract, as shipping is an indicator of transfer of control. The vast majority of the Company’s products are sold when the control of the goods transfers to the customer at the time of shipment. There are also instances when the Company provides shipping services to deliver its products. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. The Company has made an accounting policy election to recognize any shipping and handling costs that are incurred after the customer obtains control of the goods as fulfillment costs which are accrued at the time of revenue recognition.
The Company also derived revenue in fiscal 2023 and 2024 from a full-service air base fire retardant contract with the USFS. Full-service air bases include sales from the supply of fire retardant product and related equipment and service for inspection and loading the fire retardant onto aircraft at designated air tanker bases. The revenue derived from the contract with the USFS is comprised of three performance obligations, namely product sales, providing operations and maintenance personnel services and leasing of specified equipment. For full-service fire-retardant contracts, the Company identifies the fire-retardant product, equipment leases and services as separate units of account. The performance obligation for product sales is satisfied at a point in time when control of the product is transferred onto the aircraft, typically when the product is consumed by the customer. The services and leases represent “stand-ready obligations” and the revenue is recognized straight-line over the service period, which could be intermittent.

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

Refunds, Returns and Warranties
The Company’s products are generally not sold with a right of return and the Company does not generally provide credits or incentives, which may be required to be accounted for as variable consideration when estimating the amount of revenue to be recognized. The Company uses historical experience to estimate accruals for refunds due to manufacturing or other defects, which have historically been minimal. Therefore, there is no estimated obligation for returns. Standard terms of delivery are generally included in the Company's contracts of sale, order confirmation documents and invoices. The Company has recorded a provision of $0.8 million for estimated costs related to an October 2024 product recall, discussed further in Note 13.

Shipping and Handling
The Company uses the policy election to account for the shipping and handling activities as activities to fulfill the Company’s promise to transfer goods to the customer, rather than as a performance obligation. Accordingly, the costs of the shipping and handling activities are accrued for at the time of shipment.

99	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Deferred Revenue
Deferred revenue represents collections under non-cancellable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. Deferred revenue as of September 30, 2024 and 2023 was approximately $3.6 million and $8.5 million, respectively.

Practical Expedients and Accounting Policy Elections
The Company has elected the following practical expedients and accounting policies not mentioned above: (i) to expense costs to obtain a contract as incurred when the Company expects that the amortization period would have been one year or less, (ii) not to recast revenue for customer contracts that begin and end in the same fiscal period, and (iii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the customer contract.
See Note 14 for disaggregation of sales by segment, type and geographical region.

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
The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheet Location	September 30, 2024	September 30, 2023
Assets
Operating lease assets	Other noncurrent assets	$50.0	$54.7
Finance lease assets	Property, plant and equipment, net	15.7	6.9
Total lease assets		$65.7	$61.6
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$13.3	$16.5
Finance	Accrued expenses and other current liabilities	5.2	1.7
Noncurrent liabilities:
Operating	Other noncurrent liabilities	38.6	40.2
Finance	Other noncurrent liabilities	11.2	5.5
Total lease liabilities		$68.3	$63.9

100	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s components of lease cost are as follows (in millions):

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Finance lease cost:
Amortization of lease assets	$2.8	$1.5	$1.2
Interest on lease liabilities	0.5	0.2	0.1
Operating lease cost	20.9	20.9	18.0
Variable lease cost(a)	15.9	16.7	15.6
Total lease cost	$40.1	$39.3	$34.9
(a)Short-term leases are immaterial and included in variable lease cost.

Maturities of lease liabilities are as follows (in millions):

Years Ending September 30:	Operating Leases	Finance Leases	Total
2025	$15.6	$6.1	$21.7
2026	12.7	5.0	17.7
2027	9.6	2.5	12.1
2028	6.9	1.8	8.7
2029	5.5	0.4	5.9
After 2029	8.8	4.8	13.6
Total lease payments	59.1	20.6	79.7
Less: Interest	(7.2)	(4.2)	(11.4)
Present value of lease liabilities	$51.9	$16.4	$68.3

Supplemental lease term and discount rate information related to leases is as follows:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (years)
Operating leases	5.1	5.1	5.5
Finance leases	7.8	13.2	20.7
Weighted-average discount rate
Operating leases	5.2%	4.6%	4.0%
Finance leases	6.2%	5.0%	3.2%

Supplemental cash flow information related to leases is as follows (in millions):

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20.9	$21.1	$18.2
Operating cash flows from finance leases	0.5	0.2	0.1
Financing cash flows from finance leases	2.7	1.5	1.3
Leased assets obtained in exchange for new operating lease liabilities	13.0	14.5	26.4
Leased assets obtained in exchange for new finance lease liabilities	12.0	5.3	—

101	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

7.    INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2024	September 30, 2023
Finished goods	$336.5	$319.3
Work in process	6.4	7.3
Raw materials and supplies(a)	71.2	72.9
Total inventories	$414.1	$399.5
(a)Excludes certain raw materials and supplies of $42.2 million and $35.8 million as of September 30, 2024 and 2023, respectively, that are not expected to be consumed within the next twelve months, which are included in Other noncurrent assets in the Consolidated Balance Sheets.

8.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in millions):

	September 30, 2024	September 30, 2023
Land, buildings and structures and leasehold improvements	$559.8	$547.9
Machinery and equipment	1,149.5	1,102.0
Office furniture and equipment	24.1	21.6
Mineral interests	170.4	169.1
Construction in progress	56.0	113.3
	1,959.8	1,953.9
Less accumulated depreciation and depletion	(1,153.3)	(1,101.4)
Property, plant and equipment, net	$806.5	$852.5

The cost of leased property, plant and equipment under finance leases included above was $18.7 million and $9.9 million with accumulated depreciation of $3.0 million as of both September 30, 2024 and 2023. The net change to property, plant and equipment through accounts payable and accrued expenses and other current liabilities was $12.9 million for the fiscal year ended September 30, 2024.
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
On January 23, 2024, the Company severed certain members of its lithium development team and terminated its pursuit of the lithium development. Consequently, the Company evaluated the capitalized assets, including site preparation, project engineering, equipment and materials and capitalized labor and interest. As a result, the Company recorded an impairment charge of $74.8 million, including $7.6 million associated with future commitments for the year ended September 30, 2024 to reflect the assets at their estimated fair value, considering equipment expected to be used by the on-going business and amounts estimated to be recoverable through returns or salvage value. Prior to recognizing an impairment, the Company had capitalized $72.7 million to its property, plant and equipment on its Consolidated Balance Sheet with approximately $4.8 million of spare parts remaining in inventories as of September 30, 2024. The Company engaged a valuation specialist to assist in determining the appropriate fair value of the lithium assets and the resulting impairment charge. Given the assets are likely to either be used in other operations or liquidated at a later date, the Company utilized a market-based approach that relied on Level 3 inputs (see Note 17 for a discussion of the levels in the fair value hierarchy).

102	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are summarized as follows (in millions):

	Plant Nutrition	Corporate & Other	Consolidated
Balance as of September 30, 2022	$50.9	$5.5	$56.4
Acquisition of business(a)	—	32.0	32.0
Foreign currency translation adjustment	0.2	0.2	0.4
Balance as of September 30, 2023	51.1	37.7	88.8
Foreign currency translation adjustment	(0.1)	0.3	0.2
Impairments	(51.0)	(32.0)	(83.0)
Balance as of September 30, 2024	$—	$6.0	$6.0
(a)Goodwill related to the Company’s acquisition of Fortress, as discussed further in Note 3.

In the second quarter of fiscal 2024, there were indicators necessitating an interim impairment test of the Company’s goodwill based on the Company’s review of its operating performance, among other factors, for the relevant reporting units. Refer to Note 2 for additional details.
In connection with the Fortress acquisition described in Note 3, the Company acquired identifiable intangible assets which consisted of customer relationships, developed technology, in-process research and development and trade name. The fair values were determined using Level 3 inputs (see Note 17 for a discussion of the levels in the fair value hierarchy). Upon acquisition, the fair value of the customer relationships was estimated using an income approach method while the fair values of developed technology, in-process research and development and trade name were estimated using the relief from royalty method.
As a result of the Fortress-related impairments discussed in Note 2, the Company impaired all magnesium chloride-related assets which resulted in an impairment of the Company’s developed technology intangible asset of $15.6 million, net of accumulated amortization of $0.4 million. The Company continues to have Fortress-related net intangible assets consisting of customer relationships and trade name of $54.1 million and $0.1 million, respectively, as of September 30, 2024. The Company also has $2.2 million of indefinite-lived in-process research and development recognized in connection with the Fortress acquisition as of September 30, 2024, which will be reviewed for impairment at least annually, or in the event of indicators of impairment, until product development is completed. No additional impairments were identified in the fourth quarter of fiscal 2024 based on our annual analyses.
The asset values and accumulated amortization for the finite-lived intangibles assets are as follows (in millions):

	Customer Relationships	Trade Name	Supply Agreement	SOP Production Rights	Lease Rights	Total
September 30, 2024
Gross intangible asset	$58.5	$0.2	$26.8	$24.3	$1.7	$111.5
Accumulated amortization	(3.4)	(0.1)	(7.4)	(20.2)	(0.8)	(31.9)
Net intangible assets	$55.1	$0.1	$19.4	$4.1	$0.9	$79.6

	Customer Relationships	Developed Technology	Trade Name	Supply Agreement	SOP Production Rights	Lease Rights	Total
September 30, 2023
Gross intangible asset	$58.4	$16.1	$0.2	$26.8	$24.3	$1.6	$127.4
Accumulated amortization	(1.0)	(0.1)	—	(6.8)	(19.3)	(0.7)	(27.9)
Net intangible assets	$57.4	$16.0	$0.2	$20.0	$5.0	$0.9	$99.5

103	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The weighted average estimated lives of the Company’s finite-lived intangible assets are as follows:

Intangible asset	Estimated Lives
Customer relationships	25 years
Trade name	5 years
Supply agreement	50 years
SOP production rights	25 years
Lease rights	25 years

None of the finite-lived intangible assets have a residual book value. Aggregate amortization expense was $4.3 million, $2.7 and $1.6 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively, and is projected to be between $3 million and $5 million per year over the next five years. The weighted average life for the Company’s finite-lived intangibles is approximately 30 years.
In addition, the Company had water rights of $0.2 million and $17.8 million as of September 30, 2024 and 2023, respectively. The Company is in the process of donating non-production-related water rights totaling approximately 201,000 acre feet annually to be used by the State of Utah for lake conservation and preservation. In connection with the annual impairment analysis, the Company performed a fair value analysis of the indefinite-lived intangible asset that resulted in an impairment of its water rights valued at approximately $17.6 million. Refer to Note 2 for additional details.
The Company also had trade names and in-process research and development of $0.5 million and $2.2 million as of both September 30, 2024 and 2023, which have indefinite lives.

10.    INCOME TAXES

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
The following table summarizes the Company’s income tax provision (in millions):

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Current:
Federal	$(0.3)	$(1.4)	$8.7
State	(0.4)	0.9	(2.0)
Foreign	21.3	22.6	8.8
Total current	20.6	22.1	15.5
Deferred:
Federal	6.8	(0.8)	16.0
State	(8.8)	(2.0)	(1.8)
Foreign	(0.7)	(2.2)	3.8
Total deferred	(2.7)	(5.0)	18.0
Total provision for income taxes	$17.9	$17.1	$33.5

104	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table summarizes components of earnings before income taxes and shows the tax effects of significant adjustments from the expected income tax expense computed at the federal statutory rate (in millions):

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
U.S. loss	$(226.2)	$(22.7)	$(65.5)
Foreign income	38.0	50.3	65.7
Earnings before income taxes	$(188.2)	$27.6	$0.2
Computed tax at the U.S. federal statutory rate of 21%	$(39.5)	$5.8	$—
Foreign income rate differential, mining, and withholding taxes, net of U.S. federal deduction	11.3	9.6	4.3
Benefit recognized on Canadian law change	—	(6.2)	—
Percentage depletion in excess of basis	(2.4)	(2.7)	(5.7)
Non-deductible compensation	2.0	3.1	3.3
Other domestic tax reserves, net of reversals	0.2	(2.6)	(1.1)
State income taxes, net of federal income tax benefit	(8.4)	(1.3)	(2.4)
Change in valuation allowance on deferred tax asset	46.9	11.1	35.4
Interest expense recognition differences	—	—	(2.8)
Global Intangible Low-Taxed Income and Base Erosion and Anti-Abuse Tax	—	1.1	—
Goodwill impairment	8.5	—	—
Tax on repatriated amounts	—	(0.7)	(0.3)
Securities and Exchange Commission (the “SEC”) Settlement	—	—	2.5
Other (income) expense, net	(0.7)	(0.1)	0.3
Provision for income taxes	$17.9	$17.1	$33.5
Effective tax rate	(10)%	62%	16,750%

105	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

	September 30, 2024	September 30, 2023
Deferred tax assets to be netted with deferred tax liabilities:
U.S. intangible asset	$3.9	$—
Net operating loss carryforwards	22.3	16.8
Excess interest expense	63.0	45.6
Foreign tax credit	39.4	39.4
Stock-based compensation	2.1	2.4
Research and development costs	4.3	2.2
Federal and state capital losses	3.6	3.6
Right of use lease liability	12.7	13.8
State tax credits	8.9	8.3
Inventory	7.3	—
Other, net	18.1	16.2
Total deferred tax assets before valuation allowance	185.6	148.3
Valuation allowance	(167.3)	(121.2)
Total deferred tax assets to be netted with deferred tax liabilities	18.3	27.1
Deferred tax liabilities:
Property, plant and equipment	53.9	55.2
U.S. intangible asset	—	2.8
Foreign intangible asset	4.3	8.9
Right of use lease asset	12.7	13.8
Unrealized foreign exchange gain	1.2	1.3
Other, net	2.7	3.5
Total deferred tax liabilities	74.8	85.5
Net deferred tax liabilities	$56.5	$58.4

At September 30, 2024 and 2023, the Company had $76.4 million and $65.4 million, respectively, of gross federal net operating loss (“NOL”) carryforwards that have no expiration date and $6.1 million and $2.9 million, respectively, of net operating tax-effected state NOL carryforwards which will expire beginning in 2031. At both September 30, 2024 and 2023, the Company also had $2.0 million of tax-effected state capital losses which will expire beginning in 2027 and $1.6 million of tax-effected federal capital losses, which will expire beginning in 2025.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. As of September 30, 2024 and 2023, the Company’s valuation allowance was $167.3 million and $121.2 million, respectively. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended September 30, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as management’s projections for future income. On the basis of this evaluation, for the fiscal year 2024, an additional valuation allowance of $46.0 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as management’s projections for income. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company recognizes potential liabilities for unrecognized tax benefits in the U.S. and

106	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, a maximum of $28.7 million of unrecognized tax benefits would decrease the Company’s effective tax rate. Management believes that it is reasonably possible that $0.3 million of the unrecognized tax benefits will decrease in the next twelve months. In fiscal 2024, the Company’s income tax expense included a benefit of approximately $0.2 million related to the release of uncertain tax positions due to the expiration of statutes of limitations.
The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Unrecognized tax benefits:
Balance at beginning of period	$35.4	$33.6	$38.0
Additions resulting from current year tax positions	1.7	3.8	—
Additions relating to tax positions taken in prior years	0.2	0.5	—
Reductions relating to tax positions taken in prior years	—	—	(3.2)
Reductions due to expiration of tax years	(0.2)	(2.5)	(1.2)
Balance at end of period	$37.1	$35.4	$33.6

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision. During the fiscal years ended September 30, 2024, 2023 and 2022, the Company accrued interest and penalties, net of reversals, of $5.1 million, $(3.0) million and $0.9 million, respectively. As of September 30, 2024 and 2023, accrued interest and penalties included in the Consolidated Balance Sheets totaled $27.8 million and $22.7 million, respectively.
As a result of U.S. tax reform, in fiscal 2018, the Company revised its permanently reinvested assertion expecting to repatriate approximately $150 million of unremitted foreign earnings from Canada. In fiscal 2022, the Company revised its permanently reinvested assertion, expecting to repatriate an additional $10 million of unremitted foreign earnings from its U.K. operations and in fiscal 2023 the Company revised it again expecting to repatriate an additional approximately $6 million of unremitted foreign earnings from its U.K. operations. During the first quarter of fiscal 2023, $89.2 million was repatriated from Canada and in the third quarter of fiscal 2023, $15.6 million was repatriated from the U.K. Net income tax expense of $3.8 million has been recorded for foreign withholding tax, state income tax and foreign exchange losses on these changes in assertion as of September 30, 2024, consisting of a tax benefit of $0.0 million recorded in fiscal 2024, a $0.7 million tax benefit recorded in fiscal 2023, a $0.2 million tax benefit recorded in fiscal 2022 and tax expense of $4.7 million recorded in years prior to fiscal 2022. The Company intends to continue its permanently reinvested assertion on the remaining undistributed earnings of its foreign subsidiaries indefinitely. As of September 30, 2024, the Company has approximately $213.5 million of outside basis differences on which no deferred taxes have been recorded as the determination of the unrecognized deferred taxes is not practicable.
Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2019. The reassessments are a result of ongoing audits and total approximately $201.0 million, including interest, through September 30, 2024. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $162.2 million performance bond and has paid $36.9 million (most of which is recorded in other assets in the Consolidated Balance Sheets at September 30, 2024), which is necessary to proceed with future appeals or litigation.
The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

107	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor. As of September 30, 2024, the Company believes it has adequately reserved for these reassessments.
Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

11.    PENSION PLANS AND OTHER BENEFITS

U.K. Pension
The Company has a defined benefit pension plan for certain of its former U.K. employees. Benefits of this pension plan are based on a combination of years of service and compensation levels. This plan was closed to new participants in 1992. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the pension plan concurrent with the establishment of a defined contribution plan for these employees.
The Company’s U.K. pension plan investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities. The Company’s portfolio guidelines recommend that equity securities comprise approximately 30% of the total portfolio and that approximately 70% be invested in debt securities. The Company attempts to follow strategies that will reduce volatility, while also maximizing returns. Investment strategies and portfolio allocations are based on the U.K. pension plan’s benefit obligations and its funded or underfunded status, expected returns, and the Company’s portfolio guidelines and are monitored on a regular basis. The weighted-average asset allocations by asset category are as follows:

Asset Category	September 30, 2024	September 30, 2023
Cash and cash equivalents	2%	1%
Blended funds	43%	39%
Bond funds	55%	60%
Total	100%	100%

The fair value of the Company’s U.K. pension plan assets by asset category (see Note 17 for a discussion regarding fair value measurements) are as follows (in millions):

	September 30, 2024	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.0	$1.0	$—	$—
Blended funds(b)	20.2	—	20.2	—
Bond funds(c):
Treasuries	26.0	—	26.0	—
Total Pension Assets	$47.2	$1.0	$46.2	$—

	September 30, 2023	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$0.5	$0.5	$—	$—
Blended funds(b)	16.2	—	16.2	—
Bond funds(c):
Treasuries	24.8	—	24.8	—
Total Pension Assets	$41.5	$0.5	$41.0	$—
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
(c)This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K.-linked treasuries as of September 30, 2024 and 2023.

108	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of September 30, 2024 and 2023, amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $6.3 million (including $6.9 million of accumulated loss less prior service cost of $0.7 million) and $6.7 million (including $7.3 million of accumulated loss less prior service cost of $0.7 million), respectively. During the fiscal year ended September 30, 2024, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net gains of $0.1 million, amortization of loss of $1.0 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.7) million.
During the fiscal year ended September 30, 2023, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $(3.7) million, amortization of loss of $0.2 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.3) million.
During the fiscal year ended September 30, 2022, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net gains of $1.6 million, amortization of loss of $0.4 million, amortization of prior service cost of $(0.1) million and foreign exchange of $1.3 million. The Company expects to recognize approximately $1.0 million ($1.1 million of amortization of loss less $0.1 million of prior service cost) of losses from accumulated other comprehensive loss as a component of net periodic pension cost in fiscal 2025. Total net periodic pension cost in fiscal 2025 is expected to be $0.9 million.
The assumptions used in determining pension information for the U.K. pension plan were as follows:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Discount rate	4.90%	5.55%	5.45%
Expected return on plan assets	5.00%	5.40%	5.05%

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
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator. Management expects there will be no contributions during 2025. In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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
The Company expects to pay the following benefit payments (in millions):

Years Ending September 30:	Future Expected Benefit Payments
2025	$3.1
2026	3.2
2027	3.2
2028	3.3
2029	3.4
2030-2034	18.1

109	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table sets forth pension obligations and plan assets for the Company’s U.K. pension plan (in millions):

	September 30, 2024	September 30, 2023
Change in benefit obligation:
Benefit obligation at beginning of period	$39.7	$36.7
Interest cost	2.2	2.1
Actuarial loss	2.0	0.1
Benefits paid	(2.9)	(2.7)
Currency fluctuation adjustment	4.0	3.5
Benefit obligation at end of period	45.0	39.7
Change in plan assets:
Fair value at beginning of period	41.5	42.7
Actual return	4.3	(2.5)
Company contributions	—	—
Currency fluctuation adjustment	4.3	4.0
Benefits paid	(2.9)	(2.7)
Fair value of plan assets at end of period	47.2	41.5
Overfunded status of the plan	$2.2	$1.8

The Company’s U.K. pension plan was overfunded as of September 30, 2024 and 2023, and accordingly, $2.2 million and $1.8 million has been recorded as a noncurrent asset, respectively, in the Company’s Consolidated Balance Sheets. The accumulated benefit obligation for the U.K. pension plan was $45.0 million and $39.7 million as of September 30, 2024 and 2023, respectively. The plan assets were in excess of the accumulated benefit obligation as of September 30, 2024 and 2023. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of retirement. Since all employees are vested, the accumulated benefit obligation and the vested benefit obligation are the same amount.
The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period. The components of net periodic pension cost (benefit) were as follows (in millions):

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Interest cost on projected benefit obligation	$2.2	$2.1	$1.2
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(2.2)	(2.3)	(2.0)
Net amortization	1.4	0.3	0.5
Net periodic pension cost (benefit)	$1.3	$—	$(0.4)

Other Post-Employment Benefits
The Company provides retirement medical, dental and life insurance benefits and post-employment vacation benefits to certain Canadian employees (collectively, the “Canadian Benefits”), which are considered other post-employment benefit obligations.
The assumed discount rate used to determine the benefit obligation for the Canadian Benefits as of September 30, 2024 and 2023 was 4.60% and 5.70%, respectively. The ultimate trend rate used to determine the benefit obligation for the Canadian Benefits as of September 30, 2024 and 2023 was 4.00%. The year that the rate reaches the ultimate trend rate is 2040.

110	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company expects to pay the following payments for the Canadian Benefits (in millions):

Years Ending September 30:	Future Expected Benefit Payments
2025	$0.6
2026	0.5
2027	0.5
2028	0.6
2029	0.6
2030-2034	3.2

The following table sets forth the Company’s benefit obligation (in millions):

	September 30, 2024	September 30, 2023
Change in benefit obligation:
Benefit obligation at beginning of period	$8.8	$8.9
Service cost	0.2	0.3
Interest cost	0.5	0.5
Benefits paid	(0.4)	(0.3)
Actuarial loss (gain)	0.3	(0.7)
Currency fluctuation adjustment	—	0.1
Benefit obligation at end of period	$9.4	$8.8

The Company uses the Projected Unit Credit Method in determining its benefit obligation. Under this method, each participant’s benefits are attributed to years of service, taking into account the projection of benefit costs. The components of net periodic cost (benefit) are also shown above.

Other
The Company has defined contribution and pre-tax savings plans (the “Savings Plans”) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company matching contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Savings Plans have a profit-sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is discretionary and based on the Company’s financial performance and other factors. Expense attributable to the Savings Plans was $12.1 million, $10.7 million and $9.7 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
The Savings Plans include a non-qualified plan for certain executive officers and other key employees who are limited in their ability to participate in qualified plans due to existing regulations. These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company contributions despite the limitations imposed by current U.S. regulations for qualified plans. The Company’s contributions to the Savings Plans include Company matching contributions based on a percentage of the employee’s deferred salary, discretionary profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications. Although not required to do so, the Company invests amounts equal to the salary deferrals, the corresponding Company matching contribution and discretionary profit sharing amounts according to the employee-designated investment specifications. As of September 30, 2024 and 2023, investments in marketable securities totaling $3.1 million and $2.6 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the Consolidated Balance Sheets. Compensation expense recorded for the non-qualified plan was immaterial for each of the fiscal years ended September 30, 2024, 2023 and 2022, including amounts attributable to investment income, and was included in other, net in the Consolidated Statements of Operations.

111	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

12.    LONG TERM DEBT

Long-term debt consists of the following (in millions):

	September 30, 2024	September 30, 2023
6.75% Senior Notes due December 2027	$500.0	$500.0
Term Loan due May 2028	193.8	198.8
Revolving Credit Facility due May 2028	190.1	81.5
AR Securitization Facility expires March 2027	38.9	30.9
	922.8	811.2
Less unamortized debt issuance costs	(5.3)	(5.9)
Total debt	917.5	805.3
Less current portion	(7.5)	(5.0)
Long-term debt	$910.0	$800.3

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
As of September 30, 2024, the term loan and revolving credit facility under the 2023 Credit Agreement were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of September 30, 2024 and 2023, the weighted average interest rate was 7.7% and 7.8%, respectively, on all borrowings outstanding under the 2023 Credit Agreement. Depending on the type, borrowings under the 2023 Credit Agreement accrue interest at a rate per annum equal to the Adjusted Term SOFR Rate, the Adjusted EURIBO Rate, Prime Rate or the CDO Rate (as defined in the credit agreement), as applicable, plus Applicable Margins (as defined in the credit agreement) which resulted in interest rates between 7.3% and 9.5% as of September 30, 2024, and 7.7% and 9.8% as of September 30, 2023.
The 2023 Credit Agreement, among other things, amended and restated the Existing Credit Agreement to (i) increase the Revolving Commitments (as defined in the Existing Credit Agreement) from $300 million to $375 million and extend the maturity date of the Revolving Commitments to May 5, 2028, (ii) refinance the Term Loans (as defined in the Existing Credit Agreement) with a new tranche of term loans in an aggregate principal amount equal to $200 million having a maturity date of May 5, 2028, and (iii) amend certain other terms of the Existing Credit Agreement, including, but not limited to, (a) expressly permit “run rate” cost savings in “Consolidated Adjusted EBITDA” (as defined in the Existing Credit Agreement) and (b) revise select covenants in the Existing Credit Agreement.
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

112	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
During the quarter ended December 31, 2022, the Company paid off the outstanding revolving credit facility balance utilizing proceeds from a private placement of common stock. Refer to Note 15 for additional details.
On March 27, 2024, the Company entered into an amendment to its 2023 Credit Agreement, which eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.5x as of the last day of any quarter through the fiscal quarter ended December 31, 2024, then gradually stepping down to 4.75x by the fiscal quarter ended March 31, 2026 and thereafter. In connection with this amendment, the Company paid fees totaling $1.7 million which were capitalized as deferred financing costs. Additional arrangement and legal fees of $0.9 million were expensed.
On August 12, 2024, the Company entered into an amendment to its 2023 Credit Agreement, which extended the deadline for delivery of the Company’s financial statements for the quarter ended June 30, 2024, together with the respective compliance certificates, from 45 days to 75 days after the last day of the quarter ended June 30, 2024.
On September 13, 2024, the Company entered into an amendment to its 2023 Credit Agreement, which extended the deadline for delivery of the Company’s financial statements for the quarter ended June 30, 2024 (the “Q3 2024 Form 10-Q”), together with the respective compliance certificates, to November 29, 2024, 152 days after the last day of the quarter ended June 30, 2024.
On September 18, 2024, the Company received a notice of default relating to its 6.750% Senior Notes due 2027 because the Company failed to timely furnish a Quarterly Report on Form 10-Q for the Q3 2024 Form 10-Q. The Company has 90 days from receipt of the notice to remedy prior to it becoming an Event of Default under the terms of the Indenture, dated November 26, 2019. The Company’s Q3 Form 10-Q was filed with the SEC on October 30, 2024. The Company was in compliance with each of its covenants under the 2023 Credit Agreement as of September 30, 2024.
On December 12, 2024, the Company entered into an amendment to its 2023 Credit Agreement, which, among other things, eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.5x as of the last day of any quarter through the fiscal quarter ended September 30, 2025, then gradually stepping down to 4.5x for the fiscal quarter ended December 31, 2026 and thereafter. The amendment also decreased the Revolving Commitments (as defined in the Existing Credit Agreement) from $375 million to $325 million with additional reductions stepping down to $250 million on July 1, 2026.
As of September 30, 2024, there was $190.1 million outstanding under the revolving credit facility and, after deducting outstanding letters of credit totaling $15.2 million, the Company’s borrowing availability was $169.7 million.

Senior Notes
In November 2019, the Company issued $500 million 6.75% Senior Notes due December 2027 (the “6.75% Notes”), which are subordinate to the 2023 Credit Agreement borrowings. The 6.75% Notes are unsecured obligations and are guaranteed by certain of the Company’s domestic subsidiaries. Interest on the 6.75% Notes is due semi-annually in June and December. The 6.75% Notes are subordinated to all existing and future indebtedness. In connection with the 6.75% Notes, the Company paid $8.2 million of fees, all of which were capitalized as deferred financing costs.
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

113	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

On March 27, 2024, certain of the Company’s U.S. subsidiaries entered into an amendment to its revolving accounts receivable financing facility with PNC Bank, National Association, extending the facility to March 2027. In connection with this amendment, the Company paid fees totaling $0.4 million which were capitalized as deferred financing costs.
On August 12, 2024, the Company entered into an amendment to its AR Facility, which extended the deadline for delivery of the Company’s Q3 2024 Form 10-Q, together with the respective compliance certificates, from 45 days to 75 days after the last day of the quarter ended June 30, 2024.
On September 13, 2024, the Company entered into an amendment to its AR Facility, which extended the deadline for delivery of the Company’s Q3 2024 Form 10-Q, together with the respective compliance certificates, to November 29, 2024, 152 days after the last day of the quarter ended June 30, 2024. The Company’s Q3 2024 Form 10-Q was filed with the SEC on October 30, 2024.
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
Future maturities of long-term debt are as follows (in millions):

Fiscal Years Ending September 30:	Debt Maturity
2025	$7.5
2026	10.0
2027	48.9
2028	856.4
2029	—
Thereafter	—
Total	$922.8

13.    COMMITMENTS AND CONTINGENCIES

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
On September 23, 2022, the Company reached a settlement with the SEC, concluding and resolving the SEC investigation in its entirety. Under the terms of the settlement, the Company, without admitting or denying the findings in the administrative order issued by the SEC, agreed to pay a civil penalty of $12 million and to cease and desist from violations of specified provisions of the federal securities laws and rules promulgated thereunder, and to retain an independent compliance consultant for a period of approximately one year to review certain accounting practices and procedures. The Company accrued for the full amount of the penalty in fiscal 2022, of which $10 million was reflected in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2023 and subsequently paid during the first quarter of fiscal 2024.
On October 21, 2022, a putative securities class was filed in the United States District Court for the District of Kansas. The lawsuit alleges that the Company and certain former executives of the Company made misleading statements and that shareholders were damaged by these statements. Plaintiffs filed an Amended Complaint on March 13, 2023; the Company filed

114	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

a Motion to Dismiss on May 12, 2023. On December 12, 2023, the court granted and denied in part the Company’s Motion to Dismiss. On December 29, 2023, the Company filed a request for an interlocutory appeal and a request for a stay of discovery. On March 15, 2024, the Court denied the Company’s request for an interlocutory appeal. The parties participated in a mediation on November 19, 2024; the parties did not resolve the matter at mediation. Discovery in the matter is ongoing.
On February 1, 2023, a shareholder derivative lawsuit was filed in the District of Kansas by an individual shareholder, purportedly on behalf of the Company. The lawsuit alleges that certain directors and executives breached their fiduciary duties to shareholders by failing to prevent the dissemination of misstatements and omissions from October 30, 2017, to November 18, 2018. The parties have stipulated to stay this matter through the discovery stage of the putative securities class action. On October 30, 2024, an additional shareholder derivative lawsuit was filed in the District of Kansas by an individual shareholder, purportedly on behalf of the Company. The lawsuit alleges that certain directors and executives breached their fiduciary duties to shareholders by willfully or recklessly causing the Company to make false and/or misleading statements and/or omissions of material fact from October 31, 2017, to October 21, 2022.
The Company is also involved in legal and administrative proceedings and claims of various types from the ordinary course of the Company’s business.
Management cannot predict the outcome of legal claims and proceedings with certainty. Nevertheless, management believes that the outcome of legal proceeding and claims, which are pending or known to be threatened, even if determined adversely, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial position, except as otherwise described in Note 10 and this Note 13.
Nearly 50% of the Company’s workforce is represented by collective bargaining agreements. Of the Company’s 12 collective bargaining agreements in effect on September 30, 2024, six will expire in fiscal 2025 (including the Company’s Cote Blanche mine), four will expire in fiscal 2026 (including the Company’s Goderich mine), and two will expire in fiscal 2027.
The Company also has contingent consideration liabilities related to the Fortress acquisition. Refer to Note 17 for additional information.
On October 25, 2024, the Company issued a recall for nine production lots of food-grade salt produced at its Goderich Plant following a customer report of a non-organic, foreign material in its product. The products recalled included both products sold prior and subsequent to September 30, 2024. The Company followed recall protocol and notified its BRCGS Global Standard for Food Safety certifying body, the Canadian Food Inspection Agency (“CFIA”) and the U.S. Food and Drug Administration (“FDA”). The Company has been working to obtain and assess the reported foreign material, complete the necessary investigation, and determine the next steps. Based on initial feedback received from customers impacted by the recall and other currently available information, the Company has recorded $0.8 million for estimated costs expected to be borne by the Company, which have been included in other (income) expense on the Consolidated Statements of Operations for the year ended September 30, 2024. Additionally, as of September 30, 2024, the Company has recorded reserves of $6.7 million and estimated insurance recoveries of $6.7 million in its Consolidated Balance Sheets.
The Company continues to assess the scope and magnitude of additional customer claims for product produced and shipped after September 30, 2024. At this time, based on currently available information and its applicable insurance coverage, the Company does not believe any incremental losses will have a material adverse effect on its results of operations or cash flows in future periods.

Commitments:
Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and SOP businesses, most of which are renewable by the Company. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Royalty expense related to these leases was $16.2 million, $18.7 million and $20.0 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

Performance Bonds: The Company has various salt and other deicing product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the fiscal years ended September 30, 2024, 2023 and 2022, the Company has had no material penalties related to these sales contracts. At September 30, 2024, the Company had $242.4 million of outstanding performance bonds, which includes bonds related to Ontario mining tax reassessments.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases utilities, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has minimum throughput contracts with some of its depots and warehouses. The purchase commitments for these contracts are estimated to be $32.0 million for 2025, $28.1 million in 2026, $28.0 million in 2027, $9.9 million in 2028, $3.6 million in 2029 and $2.7 million thereafter.

115	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Segment information is as follows (in millions):

Fiscal Year Ended September 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$907.8	$181.0	$28.6	$1,117.4
Intersegment sales	—	8.0	(8.0)	—
Shipping and handling cost	280.1	24.6	0.6	305.3
Operating earnings (loss)(b)(c)(d)	163.6	(86.4)	(194.0)	(116.8)
Depreciation, depletion and amortization	63.4	34.1	7.5	105.0
Total assets	1,084.5	388.1	167.5	1,640.1
Capital expenditures	77.2	9.9	27.1	114.2

Fiscal Year Ended September 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$1,010.8	$172.1	$21.8	$1,204.7
Intersegment sales	—	9.7	(9.7)	—
Shipping and handling cost	324.5	21.4	0.2	346.1
Operating earnings (loss)(c)(d)	170.5	9.5	(102.6)	77.4
Depreciation, depletion and amortization	58.5	32.9	7.2	98.6
Total assets	1,050.4	473.4	293.1	1,816.9
Capital expenditures	71.9	29.5	52.9	154.3

Fiscal Year Ended September 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$1,011.4	$222.3	$11.5	$1,245.2
Intersegment sales	—	6.4	(6.4)	—
Shipping and handling cost	353.6	26.2	—	379.8
Operating earnings (loss)(c)(d)	115.6	40.2	(110.4)	45.4
Depreciation, depletion and amortization	66.1	35.6	11.1	112.8
Total assets	1,020.6	484.0	147.8	1,652.4
Capital expenditures	63.6	25.7	5.7	95.0

116	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Disaggregated revenue by product type is as follows (in millions):

Fiscal Year Ended September 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$546.4	$—	$—	$546.4
Consumer & Industrial Salt	361.4	—	—	361.4
SOP	—	189.0	—	189.0
Fire Retardant Products	—	—	14.2	14.2
Revenue from Services	—	—	0.5	0.5
Eliminations & Other	—	(8.0)	13.9	5.9
Sales to external customers	$907.8	$181.0	$28.6	$1,117.4

Fiscal Year Ended September 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$641.7	$—	$—	$641.7
Consumer & Industrial Salt	369.1	—	—	369.1
SOP	—	181.8	—	181.8
Fire Retardant Products	—	—	8.6	8.6
Revenue from Services	—	—	1.8	1.8
Eliminations & Other	—	(9.7)	11.4	1.7
Sales to external customers	$1,010.8	$172.1	$21.8	$1,204.7

Fiscal Year Ended September 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$641.3	$—	$—	$641.3
Consumer & Industrial Salt	370.1	—	—	370.1
SOP	—	228.7	—	228.7
Eliminations & Other	—	(6.4)	11.5	5.1
Sales to external customers	$1,011.4	$222.3	$11.5	$1,245.2
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
(b)The Company recognized impairments of $193.4 million for the fiscal year ended September 30, 2024, which impacted operating results. Refer to Note 2 for additional information regarding the Plant Nutrition and Fortress impairments and Note 8 for additional information about the impairment of lithium development assets.
(c)Corporate operating results were impacted by net gains of $22.1 million and $0.8 million related to the decline in the valuation of the Fortress contingent consideration for the fiscal years ended September 30, 2024 and 2023, respectively. Corporate operating results also include a reserve for estimated costs related to a product recall of $0.8 million for the fiscal year ended September 30, 2024, and net reimbursements related to the settled SEC investigation of $0.3 million for the fiscal year ended September 30 2023. Corporate operating results for the fiscal year ended September 30, 2022 include a contingent loss accrual and costs related to the SEC investigation of $17.1 million. Refer to Note 17 for information regarding the Fortress contingent consideration and to Note 13 for more information regarding the product recall and the SEC investigation and settlement.
(d)The Company continued to take steps to align its cost structure to its current business needs. These initiatives impacted Corporate operating results and resulted in net severance and related charges for reductions in workforce, changes to executive leadership and additional restructuring costs related to the termination of the Company’s lithium development project of $15.8 million, $5.5 million and $3.8 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

117	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Fiscal Year Ended
Sales	September 30, 2024	September 30, 2023	September 30, 2022
United States(a)	$825.0	$860.4	$896.0
Canada	234.7	269.7	278.0
United Kingdom	50.7	66.1	57.7
Other	7.0	8.5	13.5
Total sales	$1,117.4	$1,204.7	$1,245.2
(a)United States sales exclude product sold to foreign customers at U.S. ports.

Financial information relating to the Company’s long-lived assets, excluding the investments related to the nonqualified retirement plan and pension plan assets, by geographic area (in millions):

Long-Lived Assets	September 30, 2024	September 30, 2023	September 30, 2022
United States	$580.9	$741.7	$612.0
Canada	392.6	398.0	394.8
United Kingdom	67.5	64.2	58.1
Other	6.5	7.7	8.8
Total long-lived assets	$1,047.5	$1,211.6	$1,073.7

15.    STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $0.30 per share in fiscal 2024. In April 2024, the Board of Directors determined not to declare dividends for the foreseeable future in order to align the Company’s capital allocation priorities with its corporate focus on accelerating cash flow generation and debt reduction. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, capital allocation strategy, restrictions in its debt agreements (see Note 12) and other factors the Company’s Board of Directors deems relevant.

Non-Employee Director Compensation
Non-employee directors may defer all or a portion of the fees payable for their service into deferred stock units, equivalent to the value of the Company’s common stock. Beginning in May 2020, the annual fees related to the director’s equity compensation were granted in deferred stock units or restricted stock units and vest at the next annual meeting. Additionally, as dividends are declared on the Company’s common stock, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the Board of Directors, based upon the Director’s annual election. During the fiscal years ended September 30, 2024, 2023 and 2022, members of the Board of Directors were credited with 60,337, 35,577 and 12,643 deferred stock units, respectively. During the fiscal years ended September 30, 2024, 2023 and 2022, the Directors were granted 22,740, 14,945 and 11,933 restricted stock units, respectively. During the fiscal years ended September 30, 2024, 2023 and 2022, 67,563, 75,919 and 41,225 shares of common stock, respectively, were issued from treasury shares for director compensation.

Koch Equity Investment
On September 14, 2022, the Company entered into a Stock Purchase Agreement with Koch Minerals & Trading, LLC (“KM&T”), a subsidiary of Koch Industries, Inc. (“KII”), pursuant to which the Company agreed to issue and sell 6,830,700 shares of its common stock at a purchase price of $36.87 for aggregate net proceeds of approximately $240.7 million, net of transaction costs. On October 18, 2022, the Company closed the direct private placement with KM&T, through its affiliate KM&T Investment Holdings, LLC, resulting in their ownership of approximately 17% of the Company’s outstanding common stock. The Company has used, or committed to use, approximately $78 million of the proceeds from the private placement for capital expenditures to advance the first development phase of the lithium project with the remainder of the proceeds used to reduce debt or for general corporate purposes. However, the Company has suspended indefinitely any further investment in the lithium development project beyond certain already committed items associated with the early stages of construction of its

118	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The Company did not grant any options in fiscal 2024 or 2023. The weighted average assumptions and fair values for options granted in fiscal 2022 are included in the following table.

Fiscal Year Ended
September 30, 2022
Fair value of options granted	$16.84
Expected term (years)	4.8
Expected volatility	37.9%
Dividend yield	3.9%
Risk-free interest rates	1.1%

RSUs
Most of the RSUs granted under the 2020 Plan vest after one to three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends (generally after a performance hurdle has been satisfied for the year of the grant) or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared. The closing stock price on the day of grant is used to determine the fair value of RSUs.

PSUs
Substantially all of the PSUs outstanding under the 2020 Plan are either total stockholder return PSUs (the “TSR PSUs”) or PSUs based upon several operational performance measures (“Scorecard PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total stockholder return to the total stockholder return for each company comprising the Company’s peer group or a total return percentage target over a two or three-year performance period and may range from 0% to 300% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned

119	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

with respect to Scorecard PSUs is calculated based upon the attainment of free cash flow, cash unit costs, cash unit cost reduction, capital expenditures and safety measures during the performance period and may range from 0% to 300%. Holders of PSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs that are earned, which are paid when the shares underlying the PSUs are issued.
To estimate the fair value of the TSR PSUs on the grant date for accounting purposes, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the Company’s peer group. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the peer group. The risk-free rate was determined using the same methodology as the option valuations as discussed above. The Company’s closing stock price on the grant date was used to estimate the fair value of the Scorecard PSUs. The Company will adjust the expense of the Scorecard PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the vesting period.
The following is a summary of the Company’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2021	828,706	$61.56	223,499	$59.00	279,907	$64.90
Granted	73,290	73.77	103,363	66.36	178,052	73.86
Exercised(a)	(3,861)	67.76	—	—	—	—
Released from restriction(a)	—	—	(85,849)	56.88	(28,666)	55.98
Cancelled/Expired	(123,555)	74.15	(32,278)	62.23	(97,934)	61.44
Outstanding at September 30, 2022	774,580	$60.68	208,735	$63.02	331,359	$71.51
Granted	—	—	354,694	37.17	183,794	68.33
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(132,827)	60.34	—	—
Cancelled/Expired	(131,585)	66.60	(37,362)	43.11	(121,574)	67.15
Outstanding at September 30, 2023	642,995	$59.46	393,240	$42.50	393,579	$71.37
Granted	—	—	545,528	25.24	276,916	24.69
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(266,335)	40.01	—	—
Cancelled/Expired	(455,972)	58.08	(221,342)	32.65	(441,026)	58.27
Outstanding at September 30, 2024	187,023	$62.85	451,091	$27.93	229,469	$40.26
(a)Common stock issued for exercised options, vested RSUs and vested and earned PSUs were issued from treasury shares.

As of September 30, 2023, there were 642,995 options outstanding of which 562,997 were exercisable. The following table summarizes information about options outstanding and exercisable at September 30, 2024.

120	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$54.44 - $56.96	32,176	1.5	$55.00	31,930	1.5	$55.01
$56.97 - $59.21	35,286	2.3	58.91	35,286	2.3	58.91
$59.22 - $61.32	26,477	0.5	59.50	26,477	0.5	59.50
$61.33 - $67.81	52,944	3.3	63.14	40,216	3.3	63.14
$67.82 - $74.49	40,140	4.0	74.44	20,989	4.0	74.44
Totals	187,023	2.6	$62.85	154,898	2.3	$61.41

During the fiscal years ended September 30, 2024, 2023 and 2022, the Company recorded net compensation expense, inclusive of discontinued operations, of $10.1 million (includes $2.0 million paid in cash), $21.1 million (includes $0.5 million paid in cash) and $17.2 million (includes $1.5 million paid in cash), respectively, related to its stock-based compensation awards that are expected to vest. No amounts have been capitalized. The fair value of options vested was $0.5 million, $0.8 million and $1.6 million in the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
As of September 30, 2024, unrecorded compensation cost related to non-vested awards of $7.1 million is expected to be recognized through 2026, with a weighted average period of 1.6 years.
The intrinsic value of stock options exercised relating to the fiscal years ended September 30, 2024, 2023 and 2022 each totaled less than $0.1 million. As of September 30, 2024, there was no intrinsic value for options outstanding; 154,898 options were exercisable with no intrinsic value. The number of shares held in treasury is sufficient to cover the net shares issued from all outstanding equity awards as of September 30, 2024.

Accumulated Other Comprehensive (Loss) Income
The Company’s comprehensive (loss) income is comprised of net (loss) earnings, net amortization of the change in the unrealized gain (loss) of the pension obligation, the change in the unrealized (loss) gain in other postretirement benefits, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges, and CTA. The components of and changes in AOCL are as follows (in millions):

Fiscal Year Ended September 30, 2024(a)	(Losses) and Gains on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.4)	$(6.6)	$1.7	$(98.4)	$(104.7)
Other comprehensive (loss) income before reclassifications(b)	(4.6)	(0.6)	(0.2)	8.1	2.7
Amounts reclassified from AOCL	4.7	1.0	(0.1)	—	5.6
Net current period other comprehensive income (loss)	0.1	0.4	(0.3)	8.1	8.3
Ending balance	$(1.3)	$(6.2)	$1.4	$(90.3)	$(96.4)

121	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Fiscal Year Ended September 30, 2023(a)	(Losses) and Gains on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.6)	$(2.7)	$1.3	$(112.3)	$(115.3)
Other comprehensive (loss) income before reclassifications(b)	(3.3)	(4.0)	0.5	13.9	7.1
Amounts reclassified from AOCL	3.5	0.1	(0.1)	—	3.5
Net current period other comprehensive income (loss)	0.2	(3.9)	0.4	13.9	10.6
Ending balance	$(1.4)	$(6.6)	$1.7	$(98.4)	$(104.7)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the table are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange loss of $0.2 million and $1.6 million in the fiscal years ended September 30, 2024 and 2023, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

	Amount Reclassified from AOCL		Line Item Impacted in the Consolidated Statement of Operations
	Fiscal Year Ended
	September 30, 2024	September 30, 2023
Gains (losses) on cash flow hedges:
Natural gas instruments	$4.7	$4.7	Product cost
Foreign currency contracts	—	—	Interest expense
Income tax expense	—	(1.2)
Reclassifications, net of income taxes	4.7	3.5
Amortization of defined benefit pension:
Amortization of loss	$1.3	$0.1	Product cost
Income tax benefit	(0.3)	—
Reclassifications, net of income taxes	1.0	0.1
Amortization of other post-employment benefits
Amortization of loss	$(0.1)	$(0.1)	Product cost
Income tax benefit	—	—
Reclassifications, net of income taxes	(0.1)	(0.1)
Reclassifications, CTA due to sale of foreign entity	—	—
Total reclassifications, net of income taxes	$5.6	$3.5

16.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company enters into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of September 30, 2024 and 2023 were not material.
Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign

122	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Natural Gas Derivative Instruments
Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2024, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2025. As of both September 30, 2024 and 2023, the Company had agreements in place to hedge forecasted natural gas purchases of 2.3 million MMBtus.
On March 1, 2023, the Company de-designated its natural gas cash flow hedges related to its Ogden, Utah production facility as the Company did not believe these hedges were probable of being highly effective in the second fiscal quarter of 2023. Beginning March 1, 2023, the change in the derivative was recorded in other expense, net in the Consolidated Statements of Operations. The Company recognized $0.8 million and $2.9 million of expense in other expense, net on the Consolidated Statements of Operations during the fiscal year ended September 30, 2024 and 2023, respectively. Following the de-designation, these natural gas economic hedging instruments were recorded at fair value through earnings until settled. Substantially all other natural gas derivative instruments held by the Company as of September 30, 2024 and 2023 qualified and were designated as cash flow hedges. As of September 30, 2024, the Company expects to reclassify from AOCL to earnings during the next twelve months $1.2 million of net losses on derivative instruments related to its natural gas hedges. Refer to Note 17 for the estimated fair value of the Company’s natural gas derivative instruments as of September 30, 2024 and 2023.
The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	September 30, 2024	Consolidated Balance Sheet Location	September 30, 2024
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$0.5	Accrued expenses and other current liabilities	$1.7
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.2
Total derivatives(a)		$0.6		$1.9
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.6 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

123	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	September 30, 2023	Consolidated Balance Sheet Location	September 30, 2023
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$0.9	Accrued expenses and other current liabilities	$2.3
Total derivatives designated as hedging instruments		0.9		2.3

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	0.1	Accrued expenses and other current liabilities	—
Total derivatives not designated as hedging instruments		0.1		—
Total derivatives(a)		$1.0		$2.3
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $1.0 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

The following tables present activity related to other comprehensive (loss) income before taxes (in millions):

		Fiscal Year Ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships	Location of Change Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount Recognized in OCI on Derivative (Effective Portion)	Amount Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(4.6)	$4.7
Total		$(4.6)	$4.7

		Fiscal Year Ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships	Location of Change Reclassified from Accumulated OCI Into Income Effective Portion)	Amount Recognized in OCI on Derivative (Effective Portion)	Amount Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(4.9)	$4.7
Total		$(4.9)	$4.7

17.    FAIR VALUE MEASUREMENTS

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
The Company holds marketable securities associated with its Savings Plans, which are valued based on readily available quoted market prices. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and foreign exchange rates (see Note 16). The fair value of the natural gas and foreign currency derivative instruments are determined using market data of forward prices for all of the Company’s contracts.

124	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The estimated fair values for each type of instrument are presented below (in millions).

	September 30, 2024	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$3.1	$3.1	$—	$—
Derivatives designated as hedging instruments - natural gas instruments, net	0.6	—	0.6	—
Total Assets	$3.7	$3.1	$0.6	$—
Liability Class:
Derivatives designated as hedging instruments - natural gas instruments, net	$(1.9)	$—	$(1.9)	$—
Liabilities related to non-qualified savings plan	(3.1)	(3.1)	—	—
Total Liabilities	$(5.0)	$(3.1)	$(1.9)	$—
(a)Includes mutual fund investments of approximately 35% in the common stock of large-cap U.S. companies, 5% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 10% in bond funds, 5% in short-term investments and 40% in blended funds.

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

Cash and cash equivalents, receivables (net of reserve for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $3.1 million and $2.6 million as of September 30, 2024 and 2023, respectively, are stated at fair value based on quoted market prices. As of September 30, 2024 and 2023, the estimated fair value of the Company’s fixed-rate 6.75% Notes, based on available trading information (Level 2), totaled $497.0 million and $472.5 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at September 30, 2024 and 2023 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $379.1 million and $277.1 million, respectively, compared with the aggregate principal amount at maturity of $383.9 million and $280.3 million, respectively.
In connection with the acquisition of Fortress, the Company entered into a contingent consideration arrangement (milestone and earnout payments). The fair value of the milestone contingent consideration is estimated using a probability-weighted discounted cash flow model, including a Black Scholes option value related to a share conversion feature with significant inputs not observable in the market and is therefore considered a Level 3 measurement while the earn-out is valued using a Monte Carlo simulation, also a Level 3 measurement. For the fiscal years ended September 30, 2024 and 2023, the Company recorded income of $22.1 million and $0.8 million, respectively. The change in the fiscal year ended September 30, 2024 is reflective of milestone and earn-out payments made related to calendar year 2023 activity, recent developments related to the Company’s magnesium chloride-based fire retardants, as discussed further in Note 2, updated financial performance, changes in discount rates and the passage of time. The change in the fiscal year ended September 30, 2023 is reflective of changes in discount rates and the passage of time. The changes are recorded in other operating (income) expense in the Consolidated Statement of Operations to reflect the contingent consideration liability at its fair value. The Company will continue to recognize remeasurement changes in the estimated fair value of contingent consideration in earnings at each reporting date until all contingencies are resolved. Refer to Note 3 for a discussion of the milestone and earnout payments.
The following table presents the fair value of the Company’s total contingent consideration arrangement (in millions):

125	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Balance Sheet Location	September 30, 2024	September 30, 2023
Accrued expenses and other current liabilities	$—	$7.3
Other noncurrent liabilities	7.9	31.8
Total contingent consideration(a)	$7.9	$39.1
(a)The decrease in total contingent consideration was related to a net $22.1 million decrease in the fair value of the remaining contingent consideration, discussed further above, and $9.1 million of payments made during the fiscal year ended September 30, 2024.

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. Refer to Note 2 for details of the Company’s impairment of goodwill related to Plant Nutrition and Fortress, Note 8 for details of the Company’s impairment of long-lived assets related the termination of its lithium development and Note 9 for details of the Company’s intangible asset impairment related to Fortress.
18.    EARNINGS PER SHARE

On April 22, 2024, the Board of Directors determined not to declare dividends for the foreseeable future in order to align the Company’s capital allocation priorities with its corporate focus on accelerating cash flow generation and debt reduction. The Company calculated earnings per share using the treasury stock method during the fiscal year ended September 30, 2024. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Numerator:
Net (loss) earnings from continuing operations	$(206.1)	$10.5	$(33.3)
Less: Net earnings allocated to participating securities(a)	(0.2)	(0.3)	(0.3)
Net (loss) earnings from continuing operations available to common stockholders	(206.3)	10.2	(33.6)
Net earnings from discontinued operations available to common stockholders	—	—	12.2
Net (loss) earnings available to common stockholders	$(206.3)	$10.2	$(21.4)
Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	41,306	40,786	34,120
Weighted average equity awards outstanding	—	—	—
Shares for diluted earnings per share	41,306	40,786	34,120

Basic net (loss) earnings from continuing operations per common share	$(4.99)	$0.25	$(0.98)
Basic net earnings from discontinued operations per common share	—	—	0.36
Basic net (loss) earnings per common share	$(4.99)	$0.25	$(0.63)

Diluted net (loss) earnings from continuing operations per common share	$(4.99)	$0.25	$(0.98)
Diluted net earnings from discontinued operations per common share	—	—	0.36
Diluted net (loss) earnings per common share	$(4.99)	$0.25	$(0.63)
(a)Participating securities include PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 667,000, 476,000 and 407,000 for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
(b)For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted average number of outstanding common shares. In addition, the Company had 1,286,000, 1,264,000 and 1,106,000 weighted options outstanding for the fiscal years ended September 30, 2024, 2023 and 2022, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

126	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

19.    RELATED PARTY TRANSACTIONS

As discussed in Note 15, on October 18, 2022, KII, through its KM&T subsidiary, purchased common stock representing an ownership interest of approximately 17% of the outstanding common stock of the Company. As part of the Stock Purchase Agreement, KM&T appointed two members to the Company’s Board of Directors, effective November 13, 2022.
During the fiscal years ended September 30, 2024 and 2023, the Company recorded SOP sales of approximately $3.4 million and $4.3 million, respectively, to certain subsidiaries of KII. As of September 30, 2024 and 2023, the Company had approximately $0.3 million and $0.4 million, respectively, of receivables from related parties on its Consolidated Balance Sheets. There were no amounts payable outstanding as of September 30, 2024 or 2023.
On December 20, 2023 and March 20, 2024, the Company paid a cash dividend to its stockholders of record at the close of business on December 11, 2023 and March 11, 2024, respectively, in the amount of $0.15 per share. KM&T received approximately $2.1 million in respect to its common shares for the fiscal year ended September 30, 2024.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended (the Exchange Act)) under the supervision and with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting as described below in Management’s Report on Internal Controls Over Financial Reporting, the Company’s disclosure controls and procedures were ineffective as of September 30, 2024.
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
In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

127	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024, due to the material weaknesses in internal control over financial reporting. The Company, due to a limited allocation of trained, knowledgeable resources, did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including fraud risks associated with the necessary approval of transactions. Additionally, the Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that ensured complete, reliable information was made available to financial reporting personnel on a timely basis to fulfill their roles and responsibilities. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes.
The control deficiencies described above created a reasonable possibility that additional material misstatements to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2024.
KPMG LLP, the Company’s independent registered public accounting firm, who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included elsewhere in this Form 10-K.

Remediation Efforts and Status of Material Weaknesses
The material weaknesses identified as of September 30, 2024, noted above were not remediated and the Company determined there were inadequate controls in place to conduct an effective risk assessment process or to effectively identify and assess the controls necessary to ensure reliable information used in financial reporting.
Management is in the process of developing a remediation plan to address the material weaknesses discussed above, including the development and implementation of processes and controls over financial reporting. Remediation will not occur until the plan is implemented, the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are designed and operating effectively.
We will monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to take steps to remediate the material weaknesses in our internal control over financial reporting.

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

128	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

129	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s executive officers is included in Part I to this Form 10-K under the caption “Information about our Executive Officers” and is incorporated herein by reference.
The information required by this item will be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” and “Board of Directors and Board Committees” in the Company’s proxy statement for its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Fiscal 2024 Non-Employee Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation Tables” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s equity compensation plans will be included under the caption “Executive Compensation Tables” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Corporate Governance—Review and Approval of Transactions with Related Persons” and “Board of Directors and Board Committees—Director Independence” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Proposal 4—Ratification of Appointment of Independent Auditors” in the 2025 Proxy Statement and is incorporated herein by reference.

130	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
September 30, 2024, 2023 and 2022

Description (in millions)	Balance at the Beginning of the Period	Additions Charged to Expense(1)	Deductions(2)	Balance at the End of the Period
Deducted from Receivables — Allowance for Doubtful Accounts
September 30, 2024	$2.3	$3.5	$(2.2)	$3.6
September 30, 2023	3.4	2.2	(3.3)	2.3
September 30, 2022	3.0	3.4	(3.0)	3.4
Deducted from Deferred Income Taxes — Valuation Allowance
September 30, 2024	$121.2	$46.2	$(0.1)	$167.3
September 30, 2023	109.9	12.1	(0.8)	121.2
September 30, 2022	44.6	77.4	(12.1)	109.9
(1)Deferred income taxes additions as of September 30, 2022 includes $14.2 million of valuation allowance related to Plant Nutrition South America.
(2)Deduction for purposes for which reserve was created.

131	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(3) List of Exhibits:

Exhibit No.	Description of Exhibit
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

132	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
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

10.10
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

10.11
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

10.12*
Amendment No. 4, dated December 12, 2024, to the Credit Agreement dated as of April 20, 2016 as amended and restated as of November 26, 2019, as further amended and restated as of May 5, 2023, as further amended as of March 27, 2024, as further amended on August 12, 2024 and as further amended on September 13, 2024, among Compass Mineral International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto.

10.13
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

10.15
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

10.16
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

133	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
10.17
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

10.18
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

10.19
Purchase and Sale Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc. and Compass Minerals USA Inc. (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

10.20
First Amendment, dated June 27, 2022, to the Purchase and Sale Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc. and Compass Minerals USA Inc. (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.21
Performance Guaranty, dated June 30, 2020, made by Compass Minerals International, Inc. in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

10.22+
Compass Minerals International, Inc. Directors’ Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.23+
First Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan effective January 1, 2007 (incorporated herein by reference to Exhibit 10.28 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.24+
Second Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.25+
2012 Form of Independent Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.26+
2014 Form of Foreign Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.27+
2015 Form of Independent Director Deferred Award Agreement (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.28+
2015 Form of Independent Foreign Director Deferred Award Agreement (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.29+
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

10.31+
2020 Form of Non-Employee Director Award Grant Notice (RSUs) (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.32+
Non-Employee Director Compensation Policy, effective January 1, 2017 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on February 2, 2017).

10.33+
Non-Employee Director Compensation Policy, effective May 14, 2020 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.34+
Summary of Non-Employee Director Compensation, as of January 1, 2019 (incorporated by reference to Exhibit 10.21 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2018).

10.35+
Summary of Non-Employee Director Compensation, as of January 1, 2021 (incorporated by reference to Exhibit 10.23 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2020).

10.36+
Summary of Non-Employee Director Compensation, as of May 18, 2021 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2021).

134	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
10.37+
Summary of Non-Employee Director Compensation, as of January 1, 2022 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended December 31, 2021).

10.38+
Summary of Non-Employee Director Compensation, as of January 1, 2023 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended December 31, 2022).

10.39+
Summary of Non-Employee Director Compensation, as of January 1, 2024 (incorporated by reference to Exhibit 10.32 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

10.40+
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on March 26, 2009).

10.41+
Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.42+
First Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.43+
Second Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.44+
Third Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.22 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.45+
Fourth Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.23 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.46+
Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-203922).

10.47+
Amendment No. 1 to the Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated herein by reference to Exhibit 10.3 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on November 19, 2018).

10.48+
Compass Minerals International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-238252, filed on May 14, 2020).

10.49+
First Amendment to the Compass Minerals International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.50+
Second Amendment to the Compass Minerals International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 99.3 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-283200).

10.51+	2017 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.52+	2020 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.53+	2021 Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 5, 2021).
10.54+
Fiscal 2022 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.42 to Compass Minerals International, Inc.'s Transition Report on Form 10-KT for the nine months ended September 30, 2021).

10.55+
Fiscal 2023 Form of Performance Stock Unit Grant Notice (PSU) (incorporated by reference to Exhibit 10.50 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

10.56+
2021 Form of Performance Stock Unit Grant Notice (EBITDA Growth) (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 5, 2021).

10.57+
2017 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

135	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
10.58+
2019 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.45 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2018).

10.59+
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

10.61+
Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.46 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2017).

10.62+
Addendum to Claims Procedure, effective April 1, 2018, to Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.63+	2020 Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.64+
Compass Minerals International, Inc. Executive Severance Plan, effective January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on December 19, 2018).

10.65+
Amended and Restated Compass Minerals International, Inc. Executive Severance Plan, effective May 15, 2020 (incorporated herein by reference to Exhibit 10.3 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).

10.66+
Employment Agreement, dated April 19, 2019, between Compass Minerals International, Inc. and Kevin S. Crutchfield (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on April 23, 2019).

10.67+
Amended and Restated Employment Agreement, dated August 5, 2022, between Compass Minerals International, Inc. and Kevin S. Crutchfield (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 8, 2022).

10.68+
Performance Stock Unit Grant Notice (aTSR), dated August 5, 2022, between Compass Minerals International, Inc. and Kevin S. Crutchfield (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 8, 2022).

10.69+
Letter Agreement, effective July 15, 2019, between Compass Minerals International, Inc. and George J. Schuller, Jr. (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

10.70+
Final Release and Waiver of Claims, dated February 24, 2020, between Compass Minerals International, Inc. and Angela Y. Jones (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.71+	Good Reason Acknowledgment (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
10.72+
Form of Final Release and Waiver of Claims between Compass Minerals International Inc. and S. Bradley Griffith (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on October 27, 2021).

10.73+
Separation and Consulting Agreement, dated January 15, 2024, between Compass Minerals International Inc. and Kevin Crutchfield (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 16, 2024).

10.74+
Employment Agreement, dated January 16, 2024, between Compass Minerals International Inc. and Edward C. Dowling Jr. (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 16, 2024).

10.75+
Form of Final Release and Waiver of Claims between Compass Minerals International, Inc. and James D. Standen (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 16, 2024).

10.76+
Form of Final Release and Waiver of Claims between Compass Minerals International, Inc. and Lorin Crenshaw (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on June 10, 2024).

10.77+
Offer Letter, signed June 7, 2024, between Compass Minerals International Inc. and Jeffrey Cathey (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on June 10, 2024).

136	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
10.78+
Offer Letter, signed June 7, 2024, between Compass Minerals International Inc. and Ashley Ward (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2024).

10.79*	2024 Form of Change in Control Severance Agreement.
16.1
Letter from Ernst & Young LLP to the Securities and Exchange Commission dated December 7, 2023 (incorporated herein by reference to Exhibit 16.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on December 7, 2023).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).
23.1*	Consent of KPMG LLP.
23.2*	Consent of Ernst & Young LLP.
23.3*	Consent of Joseph Havasi, Qualified Person.
24.1*	Power of Attorney.
31.1*	Section 302 Certifications of Edward C. Dowling, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Jeffrey Cathey, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C.§1350 of Edward C. Dowling, President and Chief Executive Officer, and Jeffrey Cathey, Chief Financial Officer.
95*	Mine Safety Disclosures.
96.1
Amended Technical Report Summary relating to potassium and sulfate of potash, magnesium chloride and salt mineral resources and reserves at the Ogden facility (incorporated herein by reference to Exhibit 96.2 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed on December 14, 2022).

96.2
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

101**
The following financial statements from the Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104**	Cover Page Interactive Data File (contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
+    Management contracts and compensatory plans or arrangements.
†    Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the U.S. Securities and Exchange Commission upon request.

ITEM 16.    FORM 10-K SUMMARY

None.

137	2024 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

December 16, 2024	By:	/s/ Jeffrey Cathey
Jeffrey Cathey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 16, 2024.

	Signature	Capacity

	/s/ Edward C. Dowling, Jr.	President and CEO and Director
	Edward C. Dowling, Jr.	(Principal Executive Officer)

	/s/ Jeffrey Cathey	Chief Financial Officer
	Jeffrey Cathey	(Principal Financial Officer)

	/s/ Ashley Ward	Vice President, Corporate Controller
	Ashley Ward	(Principal Accounting Officer)

	*	Director
Richard P. Dealy

	*	Director
Vance O. Holtzman

	*	Director
Gareth T. Joyce

	*	Director
Melissa M. Miller

	*	Director
Joseph E. Reece

	*	Director
Shane T. Wagnon

	*	Director
Lori A. Walker

* By:	/s/ Mary L. Frontczak
Mary L. Frontczak
Attorney-in Fact

138	2024 FORM 10-K