Form 10-Q
period 2025-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2025-05-08
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 5, 2025, was 41,620,522 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$49.5	$20.2
Receivables, less allowance for doubtful accounts of $3.6 at both March 31, 2025 and September 30, 2024	274.6	126.1
Inventories, less allowance of $10.3 and $11.4 at March 31, 2025 and September 30, 2024, respectively	220.7	414.1
Other current assets	20.5	26.9
Total current assets	565.3	587.3
Property, plant and equipment, net	774.5	806.5
Intangible assets, net	26.1	82.5
Goodwill	5.9	6.0
Other noncurrent assets	160.1	157.8
Total assets	$1,531.9	$1,640.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10.0	$7.5
Accounts payable	95.2	82.1
Accrued salaries and wages	24.6	22.6
Income taxes payable	1.6	13.1
Accrued interest	12.4	13.3
Accrued expenses and other current liabilities	163.8	78.4
Total current liabilities	307.6	217.0
Long-term debt, net of current portion	797.6	910.0
Deferred income taxes, net	54.2	56.5
Other noncurrent liabilities	136.0	140.0
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at March 31, 2025 and September 30, 2024	0.4	0.4
Additional paid-in capital	426.6	420.6
Treasury stock, at cost — 563,233 shares at March 31, 2025 and 816,013 shares at September 30, 2024	(10.6)	(10.2)
Retained (loss) earnings	(53.4)	2.2
Accumulated other comprehensive loss	(126.5)	(96.4)
Total stockholders’ equity	236.5	316.6
Total liabilities and stockholders’ equity	$1,531.9	$1,640.1
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Sales	$494.6	$364.0	$801.8	$705.7
Shipping and handling cost	151.4	110.6	232.0	201.9
Product cost	266.4	181.6	458.7	360.9
Gross profit	76.8	71.8	111.1	142.9
Selling, general and administrative expenses	29.6	33.3	62.9	79.0
Loss on impairments, net	53.0	98.6	53.0	173.4
Other operating income	(2.7)	(20.8)	(2.2)	(16.6)
Operating loss	(3.1)	(39.3)	(2.6)	(92.9)

Other (income) expense:
Interest income	(0.2)	(0.2)	(0.6)	(0.6)
Interest expense	18.0	17.3	34.9	33.2
Gain on foreign exchange	(0.1)	(2.5)	(5.3)	(0.6)
Other expense, net	1.4	0.9	4.5	1.6
Loss before income taxes	(22.2)	(54.8)	(36.1)	(126.5)
Income tax expense (benefit)	9.8	(15.9)	19.5	(12.3)
Net loss	$(32.0)	$(38.9)	$(55.6)	$(114.2)

Basic net loss per common share	$(0.77)	$(0.94)	$(1.34)	$(2.77)
Diluted net loss per common share	$(0.77)	$(0.94)	$(1.34)	$(2.77)

Weighted-average common shares outstanding (in thousands):
Basic	41,521	41,306	41,480	41,255
Diluted	41,521	41,306	41,480	41,255
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(32.0)	$(38.9)	$(55.6)	$(114.2)
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $0.0 and $(0.1) for the three months ended March 31, 2025 and 2024, respectively, and $(0.1) and $(0.2) for the six months ended March 31, 2025 and 2024, respectively	0.2	0.2	0.4	0.4
Unrealized loss from change in other postretirement benefits, net of tax of $0.0 for the three and six months ended March 31, 2025 and 2024	—	—	(0.1)	—
Unrealized income (loss) on cash flow hedges, net of tax of $0.0 for the three and six months ended March 31, 2025 and 2024, respectively	1.1	0.6	0.8	(1.2)
Cumulative translation adjustment	2.1	(12.7)	(31.2)	1.9
Comprehensive loss	$(28.6)	$(50.8)	$(85.7)	$(113.1)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended March 31, 2025 and 2024
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2024	$0.4	$420.6	$(10.2)	$2.2	$(96.4)	$316.6
Comprehensive loss	—	—	—	(23.6)	(33.5)	(57.1)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.2)	—	—	(0.4)
Stock-based compensation	—	3.9	—	—	—	3.9
Balance, December 31, 2024	$0.4	$424.3	$(10.4)	$(21.4)	$(129.9)	$263.0
Comprehensive (loss) income	—	—	—	(32.0)	3.4	(28.6)
Shares issued for stock units, net of shares withheld for taxes	—	(0.5)	(0.2)	—	—	(0.7)
Stock-based compensation	—	2.8	—	—	—	2.8
Balance, March 31, 2025	$0.4	$426.6	$(10.6)	$(53.4)	$(126.5)	$236.5

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2023	$0.4	$413.1	$(8.7)	$220.9	$(104.7)	$521.0
Comprehensive (loss) income	—	—	—	(75.3)	13.0	(62.3)
Dividends on common stock ($0.15 per share)	—	—	—	(6.4)	—	(6.4)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.6)	—	—	(0.8)
Stock-based compensation	—	11.9	—	—	—	11.9
Balance, December 31, 2023	$0.4	$424.8	$(9.3)	$139.2	$(91.7)	$463.4
Comprehensive loss	—	—	—	(38.9)	(11.9)	(50.8)
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.8)	—	—	(1.0)
Stock-based compensation	—	(4.9)	—	—	—	(4.9)
Balance, March 31, 2024	$0.4	$419.7	$(10.1)	$94.0	$(103.6)	$400.4
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(55.6)	$(114.2)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization	53.3	52.3
Amortization of deferred financing costs	2.6	1.2
Stock-based compensation	6.7	7.0
Deferred income taxes	0.8	0.8
Unrealized foreign exchange gain	(6.4)	(0.7)
Loss on impairments, net	53.0	173.4
Net gain from remeasurement of contingent consideration	(7.9)	(22.2)
Other, net	0.6	2.1
Changes in operating assets and liabilities:
Receivables	(63.8)	(12.9)
Inventories	183.3	27.5
Other assets	2.0	(11.8)
Accounts payable and accrued expenses and other current liabilities	6.4	(57.2)
Other liabilities	7.8	(11.4)
Net cash provided by operating activities	182.8	33.9
Cash flows from investing activities:
Capital expenditures	(35.8)	(78.6)
Other, net	(0.1)	(1.1)
Net cash used in investing activities	(35.9)	(79.7)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	140.3	217.2
Principal payments on revolving credit facility borrowings	(299.9)	(176.5)
Proceeds from issuance of long-term debt	62.1	69.4
Principal payments on long-term debt	(12.3)	(38.0)
Payments for contingent consideration	—	(9.1)
Dividends paid	—	(12.7)
Deferred financing costs	(2.4)	(2.1)
Shares withheld to satisfy employee tax obligations	(1.1)	(1.8)
Other, net	(3.5)	(1.1)
Net cash (used in) provided by financing activities	(116.8)	45.3
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.1
Net change in cash and cash equivalents	29.3	(0.4)
Cash and cash equivalents, beginning of the year	20.2	38.7
Cash and cash equivalents, end of period	$49.5	$38.3

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$34.2	$31.5
Income taxes paid, net of refunds	$25.3	$22.1
Net change to property, plant and equipment through accounts payable and accrued expenses and other current liabilities	$4.3	$18.7
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the annual period ended September 30, 2024, as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K on December 16, 2024 (“2024 Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

Impairment

On March 25, 2025, the Company took measures to align the Company’s cost structure to its current business needs as part of a larger strategic refocus to improve the profitability of the Company’s core Salt and Plant Nutrition businesses. Specifically, the Company reduced the headcount of its corporate workforce and began the process of exiting the Fortress North America, LLC (“Fortress”) fire retardant business, terminating the employment of all Fortress employees. As such, the Company will no longer allocate capital and resources to the Fortress fire retardant business and is no longer pursuing an approved fire retardant product.

As a result of the above items impacting Fortress, the Company determined that there were indicators of impairment with the associated Fortress intangible assets. Therefore, the Company tested these intangibles for impairment. As there were no future cash flows expected related to these intangible assets, customer relationships was determined to have a fair value of zero using an income approach under ASC 820, Fair Value Measurement (Level 3 inputs, see Note 12). Consequently, the Company recognized a full impairment loss of $53.0 million, recorded in Loss on impairments, net on the Consolidated Statements of Operations for the three and six months ended March 31, 2025.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Additionally, the Company performed an impairment test on the remaining Fortress asset group (including property, plant, and equipment (“PP&E”), inventory and in-process research and development (“IPR&D”)), with a carrying amount of $19.7 million. The impairment test under ASC 360, Property, Plant Equipment and Other Assets, compared the asset group’s undiscounted cash flows to its carrying amount. The Company determined the fair value of the asset group using a market approach under ASC 820, Fair Value Measurement. The fair value of the asset group was based on relevant third-party non-binding offers received for the specific asset group (Level 2 inputs, see Note 12). The asset group (PP&E, inventory and IPR&D) was not impaired as its fair value, based on market indications, approximated or exceeded its carrying value. The fair value estimates involved significant estimates and assumptions, which may differ from actual outcomes.

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

In November 2024, the FASB issued amended guidance related to disclosure of disaggregated expenses (“ASU 2024-03”). This amendment requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This new guidance is effective for annual periods beginning in the Company’s fiscal 2028 and interim periods following annual adoption, with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Management is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures.

2.    Revenues:

Deferred Revenue

Deferred revenue represents collections under non-cancellable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. Deferred revenue as of March 31, 2025 and September 30, 2024 was approximately $2.7 million and $3.6 million, respectively.

See Note 9 for a disaggregation of sales by segment, type and geographical region.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
3.    Inventories:

Inventories consist of the following (in millions):

	March 31, 2025	September 30, 2024
Finished goods	$137.7	$336.5
Work in process	6.4	6.4
Raw materials and supplies(a)	76.6	71.2
Total inventories	$220.7	$414.1
(a)Excludes certain raw materials and supplies of $41.1 million and $42.2 million as of March 31, 2025 and September 30, 2024, respectively, that are not expected to be consumed within the next twelve months, included in Other noncurrent assets in the Consolidated Balance Sheets.

4.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2025	September 30, 2024
Land, buildings and structures, and leasehold improvements	$548.8	$559.8
Machinery and equipment	1,129.8	1,149.5
Office furniture and equipment	24.1	24.1
Mineral interests	166.9	170.4
Construction in progress	69.8	56.0
	1,939.4	1,959.8
Less: accumulated depreciation and depletion	(1,164.9)	(1,153.3)
Property, plant and equipment, net	$774.5	$806.5

5.    Goodwill and Intangible Assets:
Changes in the carrying amount of goodwill are summarized as follows (in millions):

Corporate & Other
Balance as of September 30, 2024	$6.0
Foreign currency translation adjustment	(0.2)
Balance as of December 31, 2024	$5.8
Foreign currency translation adjustment	0.1
Balance as of March 31, 2025	$5.9

In connection with the Fortress acquisition, the Company acquired identifiable intangible assets which consisted of customer relationships, developed technology, in-process research and development and trade name. The fair values were determined using Level 3 inputs (see Note 12 for a discussion of the levels in the fair value hierarchy). Upon acquisition, the fair value of the customer relationships was estimated using an income approach method while the fair values of developed technology, in-process research and development and trade name were estimated using the relief from royalty method.

As a result of the Fortress-related impairments described in Note 1, the Company impaired the remaining Fortress-related net intangible assets consisting of customer relationships and trade name of $52.9 million and $0.1 million, respectively. Net intangible assets as of March 31, 2025 and September 30, 2024 were $26.1 million and $82.5 million, respectively. As of both March 31, 2025 and September 30, 2024, $2.2 million of indefinite-lived in-process research and development remained related to Fortress.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The effective tax rates applied to the six months ended March 31, 2025 were determined by excluding the U.S. losses from the overall estimated annual effective tax rate computations and a separate estimated annual effective tax rate was computed and applied to the ordinary U.S. losses.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended March 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, during the six months ended March 31, 2025, an additional valuation allowance of $23.5 million has been recorded to recognize only the portion of the U.S. deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of March 31, 2025 and September 30, 2024, the Company had $74.3 million and $76.4 million, respectively of gross federal NOL carryforwards that have no expiration date and $6.7 million and $6.1 million at March 31, 2025 and September 30, 2024, respectively of net operating tax-effected state NOL carryforwards which expire beginning in 2031.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2019. The reassessments are a result of ongoing audits and total $196.2 million, including interest, through March 31, 2025. The Company disputes these reassessments and continues to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $152.2 million performance bond and has paid $34.6 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at March 31, 2025, and September 30, 2024), which is necessary to proceed with future appeals or litigation.

The Company could be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of March 31, 2025, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s 2024 Form 10-K.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
7.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2025	September 30, 2024
6.75% Senior Notes due December 2027	$500.0	$500.0
Term Loan due May 2028	191.3	193.8
Revolving Credit Facility due May 2028	30.5	190.1
AR Securitization Facility expires March 2027	91.2	38.9
	813.0	922.8
Less unamortized debt issuance costs	(5.4)	(5.3)
Total debt	807.6	917.5
Less current portion	(10.0)	(7.5)
Long-term debt	$797.6	$910.0

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

As of March 31, 2025, the term loan and revolving credit facility under the 2023 Credit Agreement were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of March 31, 2025 and September 30, 2024, the weighted average interest rate on all borrowings outstanding under the 2023 Credit Agreement was approximately 7.9% and 7.7%, respectively. Depending on the type, borrowings under the 2023 Credit Agreement accrue interest at a rate per annum equal to the Adjusted Term SOFR Rate, the Adjusted EURIBO Rate, Prime Rate or the CDO Rate (as defined in the credit agreement), as applicable, plus Applicable Margins (as defined in the credit agreement) which resulted in interest rates of 7.9% as of March 31, 2025, and interest rates between 7.3% and 9.5% as of September 30, 2024.

Outstanding letters of credit totaling $15.4 million as of March 31, 2025 further reduced available borrowing capacity under the Company’s $325 million revolving credit facility to $279.1 million. The 2023 Credit Agreement requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total net leverage ratio. The Company was in compliance as of March 31, 2025 with its debt covenants under the 2023 Credit Agreement and its AR Securitization Facility. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted earnings before interest, taxes, depreciation and amortization. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $75.0 million.

8.    Commitments and Contingencies:

On October 21, 2022, a putative securities class was filed in the United States District Court for the District of Kansas. The lawsuit alleges that the Company and certain former executives of the Company made misleading statements and that shareholders were damaged by these statements. Plaintiffs filed an Amended Complaint on March 13, 2023. On February 7, 2025, the parties reached an agreement in principle to resolve the matter. The Company’s insurers have consented to and committed to pay the agreed upon settlement. The agreement is preliminary and subject to final approval after a court hearing. The Company has recorded an estimated liability and estimated insurance recoveries in its Consolidated Balance Sheets as of March 31, 2025.

On February 1, 2023, a shareholder derivative lawsuit was filed in the District of Kansas by an individual shareholder, purportedly on behalf of the Company. The lawsuit alleges that certain directors and executives breached their fiduciary duties to shareholders by failing to prevent the dissemination of misstatements and omissions from October 30, 2017, to November

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

On April 24, 2024, a putative securities class action was filed in the United States District Court for the District of Kansas. The complaint alleges that the Company and certain individuals made materially false and misleading statements regarding Fortress North America and that shareholders were damaged by these statements. On December 12, 2024, the Court appointed lead plaintiff and counsel. Plaintiffs filed an Amended Complaint on February 10, 2025. The parties reached an agreement in principle to resolve the matter, which settlement has been consented to by the Company’s insurers. There are other related lawsuits in the earliest stages, and the Company is currently unable to assess with any certainty, what if any damages could be awarded in those matters.

The Company is also involved in legal and administrative proceedings and claims of various types from the ordinary course of the Company’s business.

Management cannot predict the outcome of legal claims and proceedings with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial position given current insurance coverage, except as otherwise described in Note 6 and this Note 8.

The Company previously had contingent consideration liabilities related to the Fortress acquisition. As a result of the Company’s exit of the Fortress business, a non-cash gain of $7.9 million was recognized during the three and six months ended March 31, 2025 to reduce the fair value of the contingent consideration liability to zero. Refer to Note 12 for additional information.

On October 25, 2024, the Company issued a recall for specific production lots of food-grade salt produced at its Goderich Plant following a customer report of a non-organic, foreign material in its product. The Company subsequently expanded the voluntary recall to include food products from the Goderich Plant between September 18 and November 6, 2024. The Company followed recall protocol and notified its BRCGS Global Standard for Food Safety certifying body, the Canadian Food Inspection Agency (“CFIA”) and the U.S. Food and Drug Administration (“FDA”). The Company has been working to obtain and assess the reported foreign material, complete the necessary investigation, and determine the next steps. The recall in the United States, supervised by the FDA, is complete and the matter is closed with FDA.

The Company continues to assess the scope and magnitude of additional customer claims. At this time, based on currently available information and its applicable insurance coverage, the Company does not believe any incremental losses will have a material adverse effect on its results of operations or cash flows in future periods.

For the three and six months ended March 31, 2025, the Company recognized $0.9 million and $1.8 million, respectively, for costs related to the above legal and product recall matters on the Consolidated Statements of Operations, a portion of which the Company believes is reimbursable by insurance. Additionally, as of March 31, 2025, the Company has recorded a liability of $95.8 million, included in Accrued expenses and other current liabilities, and estimated insurance recoveries of $93.6 million, included in Receivables, in the Consolidated Balance Sheets associated with the matters described above in addition to other legal and administrative proceedings.

9.    Operating Segments:

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. For the three and six months ended March 31, 2025 and 2024, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softening and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP. The results of operations for the Company’s fire retardant and records management businesses are included in Corporate and Other in the tables below.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Segment information is as follows (in millions):

Three Months Ended March 31, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$432.7	$58.3	$3.6	$494.6
Intersegment sales	—	2.3	(2.3)	—
Shipping and handling cost	141.9	9.5	—	151.4
Operating earnings (loss)(b)(c)(d)	66.9	(1.8)	(68.2)	(3.1)
Depreciation, depletion and amortization	17.4	7.4	1.7	26.5
Total assets (as of end of period)	959.2	365.7	207.0	1,531.9

Three Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$310.4	$50.1	$3.5	$364.0
Intersegment sales	—	0.7	(0.7)	—
Shipping and handling cost	104.0	6.6	—	110.6
Operating earnings (loss)(b)(c)(d)	65.8	(53.0)	(52.1)	(39.3)
Depreciation, depletion and amortization	16.2	8.7	1.9	26.8
Total assets (as of end of period)	996.5	423.3	237.9	1,657.7

Six Months Ended March 31, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$674.9	$119.7	$7.2	$801.8
Intersegment sales	—	5.5	(5.5)	—
Shipping and handling cost	213.2	18.8	—	232.0
Operating earnings (loss)(b)(c)(d)	96.3	(4.9)	(94.0)	(2.6)
Depreciation, depletion and amortization	34.9	14.9	3.5	53.3

Six Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$584.7	$99.8	$21.2	$705.7
Intersegment sales	—	3.8	(3.8)	—
Shipping and handling cost	187.7	13.6	0.6	201.9
Operating earnings (loss)(b)(c)(d)	116.7	(55.3)	(154.3)	(92.9)
Depreciation, depletion and amortization	31.4	17.1	3.8	52.3

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended March 31, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$324.8	$—	$—	$324.8
Consumer & Industrial Salt	107.9	—	—	107.9
SOP	—	60.6	—	60.6
Eliminations & Other	—	(2.3)	3.6	1.3
Sales to external customers	$432.7	$58.3	$3.6	$494.6

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Three Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$227.6	$—	$—	$227.6
Consumer & Industrial Salt	82.8	—	—	82.8
SOP	—	50.8	—	50.8
Fire Retardant	—	—	0.1	0.1
Eliminations & Other	—	(0.7)	3.4	2.7
Sales to external customers	$310.4	$50.1	$3.5	$364.0

Six Months Ended March 31, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$462.9	$—	$—	$462.9
Consumer & Industrial Salt	212.0	—	—	212.0
SOP	—	125.2	—	125.2
Eliminations & Other	—	(5.5)	7.2	1.7
Sales to external customers	$674.9	$119.7	$7.2	$801.8

Six Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$387.0	$—	$—	$387.0
Consumer & Industrial Salt	197.7	—	—	197.7
SOP	—	103.6	—	103.6
Fire Retardant	—	—	14.1	14.1
Revenue from Services	—	—	0.5	0.5
Eliminations & Other	—	(3.8)	6.6	2.8
Sales to external customers	$584.7	$99.8	$21.2	$705.7
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
(b)Corporate operating results were impacted by costs related to a product recall of $0.9 million and $1.8 million for the three and six months ended March 31, 2025, respectively. Corporate operating results were also impacted by declines in the valuation of the Fortress contingent consideration. The Company recognized net gains of $7.9 million for the three and six months ended March 31, 2025, respectively, and $23.8 million and $22.2 million for the three and six months ended March 31, 2024, respectively, related to the Fortress contingent consideration valuation.
(c)The Company recognized an impairment of $53.0 million related to the exit of the Fortress fire retardant business for both the three and six months ended March 31, 2025, which impacted operating results. Refer to Note 1 for additional details. The Company also recognized impairments of $101.0 million and $175.8 million related to the impairment of Plant Nutrition goodwill, Fortress assets and goodwill and lithium development assets for the three and six months ended March 31, 2024, respectively, which impacted operating results.
(d)The Company continued to take steps to align its cost structure to its current business needs. These initiatives impacted Corporate operating results and resulted in net severance and related charges, excluding stock-based compensation forfeitures, for reductions in workforce and changes to executive leadership and additional restructuring costs related to the exit of the Fortress fire retardant business of $4.0 million for both the three and six months ended March 31, 2025. The Company also recognized severance and related charges, excluding stock-based compensation forfeitures, related to the termination of the Company’s lithium development project of $12.1 million and $15.7 million for the three and six months ended March 31, 2024, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue	2025	2024	2025	2024
United States(a)	$345.6	$270.1	$558.3	$521.0
Canada	119.9	78.1	199.2	155.7
United Kingdom	25.2	14.1	36.4	27.1
Other	3.9	1.7	7.9	1.9
Total revenue	$494.6	$364.0	$801.8	$705.7
(a)United States sales exclude product sold to foreign customers at U.S. ports.
10.    Stockholders’ Equity and Equity Instruments:

Equity Compensation Awards

In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (as amended, the “2020 Plan”), which authorized the issuance of 2,977,933 shares of Company common stock. In February 2022, the Company’s stockholders approved an amendment to the 2020 Plan authorizing an additional 750,000 shares of Company stock. In March 2024, the Company’s stockholders approved an amendment to the 2020 Plan authorizing an additional 3,000,000 shares of Company stock. In March 2025, the Company’s stockholders approved an amendment to the 2020 Plan authorizing an additional 1,700,000 shares of Company stock. Since the date the 2020 Plan was approved, the Company ceased issuing equity awards under the 2015 Incentive Award Plan (as amended, the “2015 Plan”). Since the approval of the 2015 Plan in May 2015, the Company ceased issuing equity awards under the 2005 Incentive Award Plan (as amended, the “2005 Plan”). The 2005 Plan, the 2015 Plan and the 2020 Plan allow for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units. For additional information regarding equity awards issued under the Company’s incentive plans refer to “Note 15 – Stockholder’s Equity and Equity Instruments” within Part II, Item 8 of its 2024 Form 10-K.

During the six months ended March 31, 2025, the Company reissued the following number of shares from treasury stock: 316,614 shares related to the release of RSUs which vested and 42,466 shares issued for Board of Director compensation. In fiscal 2024, the Company issued 222,155 net shares from treasury stock. The Company withheld a total of 106,300 shares with a fair value of $1.2 million related to the vesting of RSUs during the six months ended March 31, 2025. The fair value of the shares was valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized tax expense of $0.9 million from its equity compensation awards during the six months ended March 31, 2025. During the six months ended March 31, 2025 and 2024, the Company recorded $6.7 million and $8.3 million (includes $0.0 million and $1.3 million paid in cash), respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PSUs

During the six months ended March 31, 2025, the Company issued new performance stock units (“PSUs”) based upon certain performance criteria and metrics (“Scorecard PSUs”). The actual number of shares of common stock that may be earned with respect to Scorecard PSUs is calculated based upon the attainment of certain thresholds for free cash flow and return on capital employed during each year of the three-year performance period and may range from 0% to 200% for each measure. Additionally, a modifier will increase or decrease the payout by 20% based upon relative total shareholder return against the Company’s peer group.

The following table summarizes stock-based compensation activity during the six months ended March 31, 2025:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2024	187,023	$62.85	451,091	$27.93	229,469	$40.26
Granted	—	—	891,397	12.49	287,731	15.37
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(316,614)	23.40	—	—
Cancelled/expired	(13,902)	65.02	(172,548)	18.04	(48,040)	29.20
Outstanding at March 31, 2025	173,121	$62.68	853,326	$15.48	469,160	$26.13
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

Three Months Ended March 31, 2025(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.6)	$(6.0)	$1.3	$(123.6)	$(129.9)
Other comprehensive income before reclassifications(b)	0.7	—	—	2.1	2.8
Amounts reclassified from AOCL	0.4	0.2	—	—	0.6
Net current period other comprehensive income	1.1	0.2	—	2.1	3.4
Ending balance	$(0.5)	$(5.8)	$1.3	$(121.5)	$(126.5)

Three Months Ended March 31, 2024(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(3.2)	$(6.4)	$1.7	$(83.8)	$(91.7)
Other comprehensive loss before reclassifications(b)	(0.2)	—	—	(12.7)	(12.9)
Amounts reclassified from AOCL	0.8	0.2	—	—	1.0
Net current period other comprehensive income (loss)	0.6	0.2	—	(12.7)	(11.9)
Ending balance	$(2.6)	$(6.2)	$1.7	$(96.5)	$(103.6)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Six Months Ended March 31, 2025(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.3)	$(6.2)	$1.4	$(90.3)	$(96.4)
Other comprehensive loss before reclassifications(b)	(0.2)	—	—	(31.2)	(31.4)
Amounts reclassified from AOCL	1.0	0.4	(0.1)	—	1.3
Net current period other comprehensive income (loss)	0.8	0.4	(0.1)	(31.2)	(30.1)
Ending balance	$(0.5)	$(5.8)	$1.3	$(121.5)	$(126.5)

Six Months Ended March 31, 2024(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.4)	$(6.6)	$1.7	$(98.4)	$(104.7)
Other comprehensive (loss) income before reclassifications(b)	(2.8)	—	—	1.9	(0.9)
Amounts reclassified from AOCL	1.6	0.4	—	—	2.0
Net current period other comprehensive (loss) income	(1.2)	0.4	—	1.9	1.1
Ending balance	$(2.6)	$(6.2)	$1.7	$(96.5)	$(103.6)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange gain (loss) of $0.1 million and $5.5 million in the three and six months ended March 31, 2025, respectively, and $2.3 million and $0.0 million in the three and six months ended March 31, 2024, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

The amounts reclassified from AOCL to expense (income) for the three and six months ended March 31, 2025 and 2024, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended March 31,		Six Months Ended March 31,		Line Item Impacted in the Consolidated Statements of Operations
	2025	2024	2025	2024
Loss (gain) on cash flow hedges:
Natural gas instruments	$0.4	$0.8	$1.0	$1.6	Product cost
Income tax expense	—	—	—	—
Reclassifications, net of income taxes	0.4	0.8	1.0	1.6
Amortization of defined benefit pension:
Amortization of loss	0.2	0.3	0.5	0.6	Product cost
Income tax benefit	—	(0.1)	(0.1)	(0.2)
Reclassifications, net of income taxes	0.2	0.2	0.4	0.4
Amortization of other post-employment benefits:
Amortization of gain	—	—	(0.1)	—	Product cost
Income tax expense	—	—	—	—
Reclassifications, net of income taxes	—	—	(0.1)	—
Total reclassifications, net of income taxes	$0.6	$1.0	$1.3	$2.0

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
11.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company enters into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of March 31, 2025 and September 30, 2024 were not material.

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2025, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2026. As of March 31, 2025 and September 30, 2024, the Company had agreements in place to hedge forecasted natural gas purchases of 2.0 million and 2.3 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of March 31, 2025 and September 30, 2024 qualified and were designated as cash flow hedges. As of March 31, 2025, the Company expects to reclassify from AOCL to earnings during the next twelve months $0.4 million of net losses on derivative instruments related to its natural gas hedges. Refer to Note 12 for the estimated fair value of the Company’s natural gas derivative instruments as of March 31, 2025 and September 30, 2024.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	March 31, 2025	Consolidated Balance Sheet Location	March 31, 2025
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$1.6	Accrued expenses and other current liabilities	$2.0
Commodity contracts	Other assets	0.2	Other noncurrent liabilities	0.2
Total derivatives(a)		$1.8		$2.2
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $1.8 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

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

The estimated fair values for each type of instrument are presented below (in millions):

	March 31, 2025	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$3.2	$3.2	$—	$—
Derivatives – natural gas instruments, net	1.8	—	1.8	—
Total Assets	$5.0	$3.2	$1.8	$—
Liability Class:
Derivatives - natural gas instruments, net	$(2.2)	$—	$(2.2)	$—
Liabilities related to non-qualified savings plan	(3.2)	(3.2)	—	—
Total Liabilities	$(5.4)	$(3.2)	$(2.2)	$—
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
Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its non-qualified retirement plan of $3.2 million at March 31, 2025 and $3.1 million at September 30, 2024, are stated at fair value based on quoted market prices. As of March 31, 2025 and September 30, 2024, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $480.0 million and $497.0 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at March 31, 2025 and September 30, 2024 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $219.3 million and $379.1 million, respectively, compared with the aggregate principal amount at maturity of $221.8 million and $383.9 million, respectively.

In connection with the acquisition of Fortress on May 5, 2023, the Company entered into a contingent consideration arrangement for up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over the next five years, and a cash earn-out based on volumes of certain Fortress fire retardant products sold over a 10-year period. As discussed further in Note 1, the Company has begun the process of exiting the Fortress fire retardant business and terminated the employment of all Fortress employees on March 25, 2025. As a result, the fair value of the contingent consideration was reduced to $0 as of March 31, 2025 given the business has ceased operations. For the three and six months ended March 31, 2025, the Company recorded income of $7.9 million. For the three and six months ended March 31, 2024, the Company recorded income of $23.8 million and $22.2 million, respectively. The change in the second quarter of fiscal 2024 is reflective of milestone and earn-out payments made related to calendar year 2023 activity and developments related to the Company’s magnesium chloride-based fire retardants at the time. The changes are recorded in other operating (income) expense in the Consolidated Statements of Operations.

The following table presents the fair value of the Company’s total contingent consideration arrangement (in millions):

Consolidated Balance Sheet Location	March 31, 2025	September 30, 2024
Accrued expenses and other current liabilities	$—	$—
Other noncurrent liabilities	—	7.9
Total contingent consideration	$—	$7.9

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. Refer to Note 5 for details of the Company’s remaining goodwill and for details of the Company’s intangible asset impairment related to Fortress.

13.    Earnings per Share:

On April 22, 2024, the Board of Directors determined not to declare dividends for the foreseeable future in order to align the Company’s capital allocation priorities with its corporate focus on accelerating cash flow generation and debt reduction. The Company calculated earnings per share using the treasury stock method during the three and six months ended March 31, 2025. The Company calculated earnings per share using the two-class method during the three and six months ended March 31, 2024. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(32.0)	$(38.9)	$(55.6)	$(114.2)
Less: net earnings allocated to participating securities(a)	—	(0.1)	—	(0.2)
Net loss available to common stockholders	$(32.0)	$(39.0)	$(55.6)	$(114.4)

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share(b)	41,521	41,306	41,480	41,255
Weighted-average awards outstanding	—	—	—	—
Shares for diluted earnings per share	41,521	41,306	41,480	41,255

Basic net loss per common share	$(0.77)	$(0.94)	$(1.34)	$(2.77)
Diluted net loss per common share	$(0.77)	$(0.94)	$(1.34)	$(2.77)
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 684,000 and 732,000 weighted participating securities for the three and six months ended March 31, 2024, respectively.
(b)For the calculation of diluted net earnings (loss) per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,298,000 and 1,227,000 weighted-average equity awards outstanding for the three and six months ended March 31, 2025, respectively, and 1,525,000 and 1,669,000 weighted-average equity awards outstanding for the three and six months ended March 31, 2024, respectively, that were anti-dilutive.

14.    Related Party Transactions:

During both the three and six months ended March 31, 2025, the Company recorded SOP sales of approximately $0.8 million and $1.9 million, respectively, to certain subsidiaries of Koch, Inc., compared to $1.0 million and $1.8 million, respectively, during the three and six ended March 31, 2024. As of March 31, 2025 and September 30, 2024, the Company had approximately $0.5 million and $0.3 million, respectively, of receivables from related parties on its Consolidated Balance Sheets. There were no amounts payable outstanding as of March 31, 2025.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; geological conditions; weather conditions; our continued ability to access ambient lake brine in the Great Salt Lake; dependency on a limited number of key production and distribution facilities and critical equipment; the inability to fund necessary capital expenditures or successfully complete capital projects; uncertainties in estimating our economically recoverable reserves and resources; the useful life of our mine properties; conversion of mineral resources into mineral reserves; strikes, other forms of work stoppage or slowdown or other union activities; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; the inability of our customers to access credit or a default by our customers of trade credit extended by us; financial assurance requirements; our payment of any dividends; the seasonal demand for our products; the impact of anticipated changes in potash product prices and customer application rates; the impact of competition on the sales of our products; inflation risks; increasing costs or a lack of availability of transportation services; risks associated with our international operations and sales, including the impact of any tariffs and changes in currency exchange rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products, including the impact of any tariffs; our rights and governmental authorizations to mine and operate our properties; risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies; compliance with environmental, health and safety laws and regulations; environmental liabilities; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; changes in laws, industry standards and regulatory requirements, including any changes in tariffs imposed; product liability claims and product recalls; misappropriation or infringement claims relating to intellectual property; inability to obtain required product registrations or increased regulatory requirements; our ability to successfully implement our strategies; risks related to labor shortages and the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; climate change and related laws and regulations; our ability to expand our business through acquisitions and investments, realize anticipated benefits from acquisitions and investments and integrate acquired businesses; outbreaks of contagious disease or similar public health threats; domestic and international general business and economic conditions; our ability to successfully remediate the material weakness in our internal controls over financial reporting disclosed in this Form 10-Q; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the annual period ended September 30, 2024 (“2024 Form 10-K”).

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting practices (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from these estimates. We have identified the critical accounting policies and estimates that we believe are most important to the portrayal of our financial condition and results of operations. The policies set forth below require significant subjective or complex judgments by management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

As discussed in Item 1, Note 1 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on March 25, 2025, we took measures to align our cost structure to our current business needs as part of a larger strategic refocus to improve the profitability of our core Salt and Plant Nutrition businesses, including the process of exiting the Fortress North America, LLC (“Fortress”) fire retardant business and terminating the employment of all Fortress employees.

As a result of the above items impacting Fortress, we determined that there were indicators of impairment with the associated Fortress intangible assets. Therefore, we tested these intangibles for impairment. As there were no future cash flows expected related to these intangible assets, customer relationships was determined to have a fair value of zero using an income approach under ASC 820, Fair Value Measurement (Level 3 inputs, see Item 1, Note 12). Consequently, we recognized a full impairment loss of $53.0 million, recorded in Loss on impairments, net on the Consolidated Statements of Operations for the three and six months ended March 31, 2025.

Additionally, we performed an impairment test on the remaining Fortress asset group (including property, plant, and equipment (“PP&E”), inventory and in-process research and development (“IPR&D”)), with a carrying amount of $19.7 million. The impairment test under ASC 360, Property, Plant Equipment and Other Assets, compared the asset group’s undiscounted cash flows to its carrying amount. We determined the fair value of the asset group using a market approach under ASC 820, Fair Value Measurement. The fair value of the asset group was based on relevant third-party non-binding offers received for the specific asset group (Level 2 inputs, see Item 1, Note 12). The asset group (PP&E, inventory and IPR&D) was not impaired as its fair value, based on market indications, approximated or exceeded its carrying value. The fair value estimates involved significant estimates and assumptions, which may differ from actual outcomes.

A discussion of our critical accounting estimates used in preparation of our consolidated financial statements is presented under the heading "Management’s Discussion of Critical Accounting Policies and Estimates" in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

Company Overview

Compass Minerals is a leading global provider of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of March 31, 2025, we operate 12 production and packaging facilities, including:
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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
In May 2023, we completed the purchase of Fortress, a fire retardant company working to develop long-term aerial and ground fire retardant products to help combat wildfires. As discussed above in Critical Accounting Policies and in Item 1, Note 1 of our Consolidated Financial Statements, we are exiting the fire retardant business and recognized a $53.0 million loss on impairment of long-lived assets during the three and six months ended March 31, 2025.

We continue to monitor the effects of the recent tariffs imposed by the U.S. administration during the second quarter of 2025, the reciprocal tariffs and retaliatory tariffs imposed by other countries, and the impact on our business. Our salt and fertilizer production in Canada is qualified under the United States-Mexico-Canada (“USMCA”) trade agreement. Accordingly, our exports from Canada into the United States are exempt from tariffs at this time.

Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three and six months ended March 31, 2025 and 2024, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED MARCH 31
* Refer to “—Reconciliation of Net Earnings (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

Commentary: Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

•Total sales increased 36%, or $130.6 million, due to higher Salt and Plant Nutrition segment sales. The increase in sales for Salt reflected higher deicing sales volumes, which was partially offset by lower average sales prices. Plant Nutrition sales increased from the prior year due to an increase in sales volumes, partially offset by lower average sales prices.
•Operating loss of $3.1 million improved $36.2 million from an operating loss of $39.3 million in the prior-year period, primarily reflecting the larger net impairments of our Fortress business and Plant Nutrition segment in the prior-year period, which was partially offset by a further impairment of our Fortress business in the current period (see Item 1, Note 1). Salt operating earnings were essentially flat with the prior period as higher deicing sales volumes were offset

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
by lower average sales prices and higher per-unit product costs. Plant Nutrition operating loss improved from the prior period primarily due to the $51.0 million impairment recorded in the second fiscal quarter of the prior year. Additionally, higher Plant Nutrition sales volumes and lower per-unit product costs were partially offset by lower average sales prices and higher per-unit distribution costs.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 12.1%, or $11.6 million due to a decrease of $15.9 million in the gain in contingent consideration for the Fortress business.
•Diluted net loss per common share of $0.77 improved by $0.17 from net loss of $0.94 per common share in the prior-year period.

Commentary: Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

•Total sales increased 14%, or $96.1 million, due to higher Salt and Plant Nutrition segment sales, partially offset by lower sales by the Fortress fire retardant business. The increase in Salt sales was primarily driven by higher sales volumes, partially offset by lower average sales prices. The increase in Plant Nutrition sales from the prior year primarily reflects higher sales volumes, partially offset by lower average sales price. We recognized $14.6 million in sales related to the completion of 2023 contract with the U.S. Forest Service in the prior-year period. On March 25, 2025, we began the process of exiting the Fortress fire retardant business, terminating the employment of all Fortress employees.
•Operating loss of $2.6 million decreased $90.3 million from operating loss of $92.9 million in the prior-year period, primarily reflecting the impairment related to the exit of the Fortress fire retardant business (see Item 1, Note 1). Corporate and Other operating loss decreased from the prior year primarily due to the prior year $74.8 million lithium asset impairment and $50.0 million of goodwill, long-lived asset and inventory impairments related to the Fortress business, partially offset by the current year Fortress long-lived asset impairment of $53.0 million. The operating losses were partially offset by the net non-cash reduction in our Fortress-related contingent consideration of $7.9 million in the current year and $22.2 million in the prior year. Plant Nutrition operating loss decreased due primarily to a prior year $51.0 million goodwill impairment, higher current year sales prices and lower per-unit product costs, which were partially offset by higher distribution costs. In addition, Salt operating earnings decreased due to lower average sales prices and higher per-unit product costs, which were partially offset by higher Salt sales volumes.
•Adjusted EBITDA decreased by 26%, or $41.7 million, with the prior year benefiting from higher impairment add-backs, discussed above and a decrease in the gain on Fortress contingent consideration of $14.3 million.
•Diluted net loss per common share of $1.34 decreased by $1.43 from net loss of $2.77 per common share in the prior-year period.

THREE AND SIX MONTHS ENDED MARCH 31
Commentary: Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Gross Profit: Increased 7%, or $5.0 million; Gross Margin decreased 4 percentage points to 16%
•Salt segment gross profit increased $2.1 million primarily due to higher sales volumes, which were partially offset by lower average sales prices and higher per-unit product costs (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $0.1 million due to higher distribution costs and lower average sales prices, which were partially offset by higher sales volumes and lower per-unit product costs (see Plant Nutrition operating results).

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•The loss in the Fortress business decreased $2.9 million as a result of the decision to exit this business.

Commentary: Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

Gross Profit: Decreased 22%, or $31.8 million; Gross Margin decreased 6 percentage points to 14%
•Salt segment gross profit decreased $20.1 primarily due to lower average sales prices and higher per-unit product costs, which were partially offset by higher sales volumes (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $1.2 million due to lower average sales prices and higher per-unit distribution costs, which were partially offset by lower per-unit product costs and higher sales volumes (see Plant Nutrition operating results).
•Gross profit was also unfavorably impacted by earnings in the prior period related to the Fortress fire retardant business in May 2023.

OTHER EXPENSES AND INCOME

Commentary: Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

SG&A: Decreased $3.7 million; Decreased 3.1 percentage points as a percentage of sales from 9.1% to 6.0%
•The decrease in SG&A expense was primarily due to lower corporate professional services and compensation.

Loss on Impairments, net: Decreased $45.6 million to $53.0 million
•We recognized an impairment loss of $53.0 million for the three months ended March 31, 2025 related to the exit of the Fortress fire retardant business (see Item 1, Note 1).
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

Other Operating Income: Decreased $18.1 million from $20.8 million to $2.7 million
•The decrease in other operating income was primarily the result of changes to contingent consideration related to the Fortress acquisition and a net increase in severance costs resulting from the decision to discontinue the Fortress fire retardant business in the current period partially offset by the lithium development in the prior period.

Interest Expense: Increased $0.7 million to $18.0 million
•Interest expense increased $0.7 million due to higher interest rates and debt levels in the current period.

Gain on Foreign Exchange: Decreased $2.4 million from $2.5 million to $0.1 million
•We realized a gain on foreign exchange of $0.1 million in the second quarter of fiscal 2025 compared to a gain of $2.5 million in the same quarter of the prior-year period, primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Other Expense, net: Increased $0.5 million to $1.4 million
•The increase is due primarily to the write-off of fees paid to modify our debt agreements in fiscal 2025.

Income Tax Expense (Benefit): Increased $25.7 million from a benefit of $15.9 million to an expense of $9.8 million
•Tax expense increased by $25.7 million for the three months ended March 31, 2025 versus the three months ended March 31, 2024 primarily due to a change in the annual effective tax rate calculations with the US loss jurisdiction having a separate annual effective tax rate applied to US losses and a foreign annual effective tax applied to foreign income. The change in the annual effective tax rate calculation began with the interim period ended June 30, 2024.
•Our effective tax rate was (44%) for the three months ended March 31, 2025, which is primarily driven by the income mix by country with income recognized in foreign jurisdictions, for which tax expense was recorded, offset by losses recognized in the U.S. for which a valuation allowance has been recorded against the U.S. tax benefit carryforward.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Our income tax provision for the three months ended March 31, 2025 and 2024 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, nondeductible executive compensation, foreign income, mining and withholding taxes, valuation allowance expense and base erosion and anti-abuse tax.

Commentary: Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

SG&A: Decreased $16.1 million; Decreased 3.4 percentage points as a percentage of sales from 11.2% to 7.8%
•The decrease in SG&A expense was primarily due to lower corporate compensation and lower lithium expenses.

Loss on Impairments, net: Decreased $120.4 million to $53.0 million
•We recognized an impairment loss of $53.0 million for the six months ended March 31, 2025 related to the exit of the Fortress fire retardant business (see Item 1, Note 1).
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
•We recognized an impairment loss of $74.8 million for the six months ended March 31, 2024 related to the termination of the lithium development.

Other Operating Income: Decreased $14.4 million from $16.6 million to $2.2 million
•The decrease in other operating expense was due to a decrease in the contingent consideration related to the Fortress acquisition, partially offset by severance costs resulting from the decision to discontinue the pursuit of the lithium development and corporate restructuring charges in the current period.

Interest Expense: Increased $1.7 million to $34.9 million
•Interest expense increased due to higher debt levels and higher interest rates in the current period.

Gain on Foreign Exchange: Rose by $4.7 million from $0.6 million to $5.3 million
•We realized a gain on foreign exchange of $5.3 million in the six months ended March 31, 2025, compared to a loss of $0.6 million in the same period of the prior fiscal year, due primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Other Expense, net: Increased $2.9 million to $4.5 million
•The increase is due primarily to fees paid and the write-off of previously capitalized fees when we modified our debt agreements in the current period, which was partially offset by losses on cash flow hedges.

Income Tax Expense (Benefit): Increased $31.8 million from a benefit of $12.3 million to an expense of $19.5 million
•The increase in income tax expense was due primarily due to a change in the annual effective tax rate calculations with the US loss jurisdiction having a separate annual effective tax rate applied to US losses and a foreign annual effective tax applied to foreign income. The change in the annual effective tax rate calculation began with the interim period ended June 30, 2024. Additionally, the majority of the impairments recorded in the six months ended March 31, 2025 and March 31, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset.
•Our effective tax rate of (54%) for the six months ended March 31, 2025 is primarily driven by the income mix by country with income recognized in foreign jurisdictions offset by losses recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, the majority of the impairments recorded in the six months ended March 31, 2025 and March 31, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset. See Item 1, Note 6 to the Consolidated Financial Statements.
•Our income tax provision for the six months ended March 31, 2025 and 2024 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense.

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

The results of operations of the Fortress business include sales of $0.1 million and $14.6 million for the three and six months ended March 31, 2024 and no sales in fiscal 2025. The results of operations of the consolidated records management business and other incidental revenues include sales of $3.6 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively, and $7.2 million and $6.6 million for the six months ended March 31, 2025 and 2024, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt Results

	QTD 2025	QTD 2024	YTD 2025	YTD 2024
Salt Sales (in millions)	$432.7	$310.4	$674.9	$584.7
Salt Operating Earnings (in millions)	$66.9	$65.8	$96.3	$116.7
Salt Sales Volumes (thousands of tons)
Highway deicing	4,583	3,045	6,570	5,311
Consumer and industrial	522	421	1,028	1,010
Total tons sold	5,105	3,466	7,598	6,321
Average Salt Sales Price (per ton)
Highway deicing	$70.86	$74.72	$70.45	$72.86
Consumer and industrial	$206.71	$196.93	$206.25	$195.77
Combined	$84.76	$89.55	$88.83	$92.50
Commentary: Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

•Salt sales increased $122.3 million, or 39%, primarily due to higher sales volumes, which was partially offset by lower average sales prices for our highway deicing products.
•Salt sales volumes increased 47% in total, or 1,639,000 tons, which increased sales by approximately $134.9 million. Highway deicing sales volumes increased 51%, reflecting an increase winter weather events when compared to the prior period. Consumer and industrial sales volumes increased 24% primarily due to higher non-deicing volumes.
•Average sales prices decreased 5% partially offsetting the volume increase by approximately $12.6 million with decreases in combined average sales prices.
•Highway deicing average sales price decreased 5% across all product categories reflecting higher inventory levels in the market entering the 2024/2025 highway deicing season. Consumer and industrial average sales price increased 5% due to price increases taken to offset inflation realized in prior years.
•Salt operating earnings increased $1.1 million, as higher sales volumes and lower per-unit distribution costs were offset by lower average sales prices and higher per-unit product costs.

Commentary: Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

•Salt sales increased $90.2 million, or 15%, primarily due to higher sales volumes, partially offset by lower average sales prices.
•Salt sales volumes increased 20% increasing sales by approximately $95.3 million. Highway deicing sales volumes increased 24% reflecting more winter weather events in the second quarter of 2025 compared to the same period of the prior year. Consumer and industrial sales volumes increased 2% primarily due to higher consumer deicing volumes.
•Average sales prices decreased 4% partially offsetting the volume increase by approximately $5.1 million with decreases in highway average sales prices.
•Highway deicing average sales prices decreased 3% across all product categories. Consumer and industrial average sales prices increased 5% due to price increases taken to offset inflation realized in prior years. The lower average sales prices are also reflective of sales mix.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Salt operating earnings decreased $20.4 million, due primarily to lower combined average sales prices and higher per-unit product costs, which were partially offset by higher sales volumes for both highway and consumer and industrial products and lower per-unit distribution costs.

Plant Nutrition Results

	QTD 2025	QTD 2024	YTD 2025	YTD 2024
Plant Nutrition Sales (in millions)	$58.3	$50.1	$119.7	$99.8
Plant Nutrition Operating Loss (in millions)	$(1.8)	$(53.0)	$(4.9)	$(55.3)
Plant Nutrition Sales Volumes (thousands of tons)	93	74	195	149
Plant Nutrition Average Sales Price (per ton)	$626	$680	$614	$670
Commentary: Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

•Plant Nutrition sales increased 16%, or $8.2 million, due to higher sales volumes, which were partially offset by lower average sales prices.
•Plant Nutrition sales volumes increased 26% year over year driven by a return to more normalized sales volumes following a year in which customers delayed or reduced purchases. The higher sales volumes increased sales by approximately $13.3 million.
•Plant Nutrition average sales prices decreased 8%, which contributed approximately $5.1 million to the decrease in sales. Global supply and demand dynamics for fertilizer products resulted in weakening average sales prices versus the comparable prior year period.
•Plant Nutrition operating loss decreased $51.2 million to $1.8 million primarily due to the $51.0 million impairment recorded in the prior period. In addition, Plant Nutrition operating earnings were impacted by lower average sales prices due to global supply conditions and higher per-unit distribution costs, which was partially offset by higher sales volumes and lower per-unit product costs.

Commentary: Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

•Plant Nutrition sales increased 20%, or $19.9 million, due to higher sales volumes, which was partially offset by lower average sales prices.
•Plant Nutrition sales volumes increased 31%, or 46,000 tons, which resulted in a $31.0 million increase in sales driven by normalization of demand levels in fiscal 2024 following lower demand in fiscal 2023 reflective of impacts from weather events in key markets and uncertainty regarding future fertilizer prices causing customers to cancel or delay purchases.
•Plant Nutrition average sales prices decreased 8%, partially offsetting the increase in sales volume by $11.1 million. Average sales prices decreased throughout fiscal 2024 due to global supply and demand dynamics for fertilizer products resulting in weakening pricing year over year.
•Plant Nutrition operating loss decreased $50.4 million to $4.9 million, primarily reflecting the 2024 write-off of goodwill, lower average sales prices and higher per-unit distribution costs, which were partially offset by lower per-unit product costs and higher sales volumes.

Outlook

•Following the stronger winter weather in the second quarter, we believe that there were significant drawdowns of salt inventory across our served markets. As we approach the 2025/2026 bid season, we're well positioned to optimize production and inventory levels across our platform. We expect Salt segment sales volumes and adjusted EBITDA to range from 10.5 million to 10.9 million tons and $215 million to $230 million, respectively, in fiscal year 2025.
•Plant Nutrition segment sales volumes are expected to improve to a range of 295,000 to 315,000 tons in fiscal year 2025, improving from fiscal year 2024 levels. We expect lower average selling prices throughout fiscal 2025 due to anticipated weakness in global potash prices. For fiscal year 2025, we expect adjusted EBITDA in a range of $17 million to $24 million.
•Fiscal year 2025 capital expenditures are expected to be in the $75 million to $85 million range.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $325 million revolving credit facility and our $100.0 million revolving AR Securitization Facility. As of March 31, 2025, we had liquidity of approximately $328.6 million, comprised of $49.5 million of cash and cash equivalents and $279.1 million of availability under our $325 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to indefinitely reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of March 31, 2025, we had $28.0 million of cash and cash equivalents that was either held directly or indirectly by foreign subsidiaries. In fiscal 2024 we did not repatriate any unremitted foreign earnings. During the second quarter of fiscal 2025, we revised our permanently reinvested assertion, expecting to repatriate approximately $11 million of unremitted foreign earnings from our U.K. operations. A net income tax benefit of $0.1 million was recorded for state income tax and foreign exchange losses on this change in assertion as of March 31, 2025. It is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended March 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the six months ended March 31, 2025, an additional valuation allowance of $23.5 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

Indebtedness

As of March 31, 2025, we had $813.0 million of outstanding indebtedness, consisting of $500.0 million outstanding under our 6.75% Senior Notes due 2027, $221.8 million of borrowings outstanding under our senior secured credit facilities under the Credit Agreement, consisting of $191.3 million of term loans and $30.5 million borrowed against our revolving credit facility, and $91.2 million of outstanding loans under the accounts receivable financing facility (see Item 1, Note 7 of our Consolidated Financial Statements for more detail regarding our debt). Outstanding letters of credit totaling $15.4 million as of March 31, 2025 further reduced available borrowing capacity under our revolving credit facility to $279.1 million.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

On December 12, 2024, we entered into an amendment to our 2023 Credit Agreement, which, among other things, eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.5x as of the last day of any quarter through the fiscal quarter ended September 30, 2025, then gradually stepping down to 4.50x for the fiscal quarter ended December 31, 2026 and thereafter. The amendment also decreased the Revolving Commitments (as defined in the Existing Credit Agreement) from $375 million to $325 million with additional reductions stepping down to $250 million on July 1, 2026. In connection with this amendment, we paid fees totaling $2.0 million which were capitalized as deferred financing costs. Additional arrangement and legal fees of $1.0 million were expensed as of December 31, 2024. As of March 31, 2025, our consolidated total net leverage ratio was approximately 4.5x.

Although we are in compliance with our debt covenants as of March 31, 2025, we can make no assurance that we will remain in compliance with these ratios. Furthermore, we may need to modify all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to modify any of our indebtedness on commercially reasonable terms or at all.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The table below provides a summary of our cash flows by category:

SIX MONTHS ENDED MARCH 31, 2025	SIX MONTHS ENDED MARCH 31, 2024
Operating Activities:
Net cash provided by operating activities were $182.8 million	Net cash provided by operating activities were $33.9 million
» Net loss was $55.6 million.	» Net loss was $114.2 million.
» Non-cash depreciation and amortization expense was $53.3 million.	» Non-cash depreciation and amortization expense was $52.3 million.
» Non-cash stock-based compensation expense was $6.7 million.	» Non-cash stock-based compensation expense was $7.0 million.
» Non-cash loss on impairments, net, was $53.0 million.	» Non-cash loss on impairments, net, was $173.4 million.
» Non-cash gain from remeasurement of contingent consideration was $7.9 million.	» Non-cash gain from remeasurement of contingent consideration was $22.2 million.
» Unrealized foreign exchange gain of $6.4 million.	» Working capital items were a use of operating cash flows of $65.8 million.
» Working capital items were a source of operating cash flows of $135.7 million.
Investing Activities:
Net cash flows used in investing activities were $35.9 million.	Net cash flows used in investing activities were $79.7 million.
» Net cash flows used in investing activities included $35.8 million of capital expenditures.	» Net cash flows used in investing activities included $78.6 million of capital expenditures.
Financing Activities:
Net cash flows used in financing activities were $116.8 million.	Net cash flows provided by financing activities were $45.3 million.
» Included net payments on our debt of $109.8 million.	» Included net proceeds from the issuance of debt of $72.1 million.
» Included the payment of deferred financing costs of $2.4 million.	» Included the payment of dividends of $12.7 million.
» Included the payment of contingent consideration of $9.1 million.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events; consequently, the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our operating cash flows for the six months ended March 31, 2025, reflect the seasonal decrease in inventory due to the end of the winter season. During the six months ended March 31, 2024, we paid liabilities accrued as of September 30, 2023, including the remaining $10 million settlement payment to the SEC, accrued incentive compensation, interest on our debt, income taxes and other liabilities. Additionally, at the end of Fortress’ contract term with the USFS, we recognized revenue previously deferred in accrued liabilities and decreased our contingent consideration liability.

Product Recall

On October 25, 2024, we issued a recall for specific production lots of food-grade salt produced at our Goderich Plant following a customer report of a non-organic, foreign material in its product. We subsequently expanded the voluntary recall to include food products from the Goderich Plant between September 18 and November 6, 2024. The products recalled included both products sold prior and subsequent to September 30, 2024. We followed recall protocol and notified our BRCGS Global Standard for Food Safety certifying body, the Canadian Food Inspection Agency (“CFIA”) and the U.S. Food and Drug Administration (“FDA”). We worked with the CIFA to obtain and assess the reported foreign material, complete the necessary investigation, and determine the next steps. The recall in the United States, supervised by the FDA, is complete and the matter is closed with FDA. Refer to Item 1, Note 8 for additional details.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(32.0)	$(38.9)	$(55.6)	$(114.2)
Interest expense	18.0	17.3	34.9	33.2
Income tax expense (benefit)	9.8	(15.9)	19.5	(12.3)
Depreciation, depletion and amortization	26.5	26.8	53.3	52.3
EBITDA	22.3	(10.7)	52.1	(41.0)
Adjustments to EBITDA:
Stock-based compensation - non-cash	2.8	(4.9)	6.7	7.0
Interest income	(0.2)	(0.2)	(0.6)	(0.6)
Gain on foreign exchange	(0.1)	(2.5)	(5.3)	(0.6)
Product recall costs(a)	0.9	—	1.8	—
Restructuring charges(b)	4.0	12.1	4.0	15.7
Loss on impairments, net(c)	53.0	101.0	53.0	175.8
Other expense, net	1.4	0.9	4.5	1.6
Adjusted EBITDA	$84.1	$95.7	$116.2	$157.9
(a)We recognized costs related to a recall of food-grade salt produced at our Goderich plant. Refer to Item 1, Note 8 for additional details.
(b)We incurred severance and related charges due to reductions in workforce and changes to executive leadership and additional restructuring costs related to the exit of the Fortress fire retardant business during the three and six months ended March 31, 2025. We also incurred severance and related charges for the three and six months ended March 31, 2024, related to reductions in workforce and changes to executive leadership and additional restructuring costs related to the termination of our lithium development project.
(c)For the three and six months ended March 31, 2025, we recognized impairments of intangible assets related to the exit of the Fortress fire retardant business. For the three and six months ended March 31, 2024, we recognized impairments of long-lived assets related to the termination of the lithium development project; Fortress goodwill, intangible assets and inventory; and Plant Nutrition goodwill.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended (the Exchange Act) under the supervision and with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting as described below, the Company’s disclosure controls and procedures were ineffective as of September 30, 2024.

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

Remediation Efforts and Status of Material Weakness

We are in the process of implementing a number of measures to address the material weaknesses that have been identified including the following:

•We are enhancing our risk assessment process to ensure it is sufficiently robust to identify and analyze all relevant risks of material misstatements, including the impact of significant changes in the business on the identification of risks and the internal control structure.

•We have hired additional accounting professionals who possess the requisite technical accounting and internal control over financial reporting knowledge.

•We are educating and training control owners regarding internal control processes to mitigate identified risks and to fulfill internal control over financial reporting responsibilities.

•We are implementing a policy and internal controls to ensure that all manual journal entries are properly approved, specifically we are redesigning and implementing process level control activities over manual journal entries.

•We are redesigning and implementing a balance sheet account reconciliation policy, including an approval process and additional process level controls, that includes the appropriate level of precision around aging, thresholds, support and documentation.

•We are establishing monitoring and oversight controls to identify non-recurring, complex transactions and designing and implementing process level controls to ensure the accuracy and completeness of our financial statements and related disclosures.

•We are redesigning our corporate organization structure to ensure effective information and communication across the organization and to support financial reporting processes and internal controls.

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three and six months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 6.    Exhibits

Exhibit No.	Exhibit Description
19*	Securities Trading Policy.
31.1*	Section 302 Certifications of Edward C. Dowling, Jr., President and Chief Executive Officer.
31.2*	Section 302 Certifications of Peter Fjellman, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Edward C. Dowling, Jr., President and Chief Executive Officer, and Peter Fjellman, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 8, 2025	By:	/s/ Peter Fjellman
Peter Fjellman
Chief Financial Officer
(Principal Financial Officer)