Form 10-Q
period 2025-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2025-08-11
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 7, 2025, was 41,688,657 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$79.4	$20.2
Receivables, less allowance for doubtful accounts of $2.4 and $3.6 at June 30, 2025 and September 30, 2024, respectively	202.1	126.1
Inventories, less allowance of $8.7 and $11.4 at June 30, 2025 and September 30, 2024, respectively	264.7	414.1
Other current assets	24.4	26.9
Total current assets	570.6	587.3
Property, plant and equipment, net	773.8	806.5
Intangible assets, net	24.6	82.5
Goodwill	6.1	6.0
Other noncurrent assets	162.3	157.8
Total assets	$1,537.4	$1,640.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68.0	$82.1
Accrued salaries and wages	25.3	22.6
Current portion of long-term debt	—	7.5
Current portion of finance lease liabilities	7.2	5.2
Income taxes payable	1.6	13.1
Accrued interest	3.9	13.3
Accrued expenses and other current liabilities	159.1	73.2
Total current liabilities	265.1	217.0
Long-term debt, net of current portion	825.3	910.0
Finance lease liabilities, net of current portion	8.1	11.2
Deferred income taxes, net	56.0	56.5
Other noncurrent liabilities	133.1	128.8
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at June 30, 2025 and September 30, 2024	0.4	0.4
Additional paid-in capital	427.1	420.6
Treasury stock, at cost — 530,599 shares at June 30, 2025 and 816,013 shares at September 30, 2024	(10.7)	(10.2)
Retained (loss) earnings	(70.4)	2.2
Accumulated other comprehensive loss	(96.6)	(96.4)
Total stockholders’ equity	249.8	316.6
Total liabilities and stockholders’ equity	$1,537.4	$1,640.1
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Sales	$214.6	$202.9	$1,016.4	$908.6
Shipping and handling cost	56.7	53.2	288.7	255.1
Product cost	116.7	117.1	575.4	478.0
Gross profit	41.2	32.6	152.3	175.5
Selling, general and administrative expenses	24.0	27.5	86.9	106.5
Loss on impairments, net	0.7	—	53.7	173.4
Other operating expense (income)	0.6	(0.8)	(1.6)	(17.4)
Operating income (loss)	15.9	5.9	13.3	(87.0)

Other (income) expense:
Interest income	(0.3)	(0.2)	(0.9)	(0.8)
Interest expense	16.3	17.2	51.2	50.4
Loss (gain) on foreign exchange	8.4	(0.5)	3.1	(1.1)
Loss on extinguishment of debt	7.6	—	7.6	—
Other (income) expense, net	(2.5)	0.3	2.0	1.9
Loss before income taxes	(13.6)	(10.9)	(49.7)	(137.4)
Income tax expense	3.4	32.7	22.9	20.4
Net loss	$(17.0)	$(43.6)	$(72.6)	$(157.8)

Basic net loss per common share	$(0.41)	$(1.05)	$(1.74)	$(3.83)
Diluted net loss per common share	$(0.41)	$(1.05)	$(1.74)	$(3.83)

Weighted-average common shares outstanding (in thousands):
Basic	41,859	41,342	41,738	41,284
Diluted	41,859	41,342	41,738	41,284
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(17.0)	$(43.6)	$(72.6)	$(157.8)
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.1) and $0.0 for the three months ended June 30, 2025 and June 30, 2024, respectively, and $(0.2) and $(0.2) for the nine months ended June 30, 2025 and June 30, 2024, respectively	0.2	0.3	0.6	0.7
Unrealized loss from change in other postretirement benefits, net of tax of $0.0 for the three and nine months ended June 30, 2025 and June 30, 2024	—	(0.1)	(0.1)	(0.1)
Unrealized income (loss) on cash flow hedges, net of tax of $0.0 for the three and nine months ended June 30, 2025 and June 30, 2024, respectively	0.2	0.9	1.0	(0.3)
Unrealized foreign currency translation adjustments	29.5	(4.9)	(1.7)	(3.0)
Other comprehensive income (loss)	29.9	(3.8)	(0.2)	(2.7)
Total comprehensive income (loss)	$12.9	$(47.4)	$(72.8)	$(160.5)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2024	$0.4	$420.6	$(10.2)	$2.2	$(96.4)	$316.6
Total comprehensive loss	—	—	—	(23.6)	(33.5)	(57.1)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.2)	—	—	(0.4)
Stock-based compensation	—	3.9	—	—	—	3.9
Balance, December 31, 2024	$0.4	$424.3	$(10.4)	$(21.4)	$(129.9)	$263.0
Total comprehensive (loss) income	—	—	—	(32.0)	3.4	(28.6)
Shares issued for stock units, net of shares withheld for taxes	—	(0.5)	(0.2)	—	—	(0.7)
Stock-based compensation	—	2.8	—	—	—	2.8
Balance, March 31, 2025	$0.4	$426.6	$(10.6)	$(53.4)	$(126.5)	$236.5
Total comprehensive (loss) income	—	—	—	(17.0)	29.9	12.9
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(0.1)	—	—	(0.2)
Stock-based compensation	—	0.6	—	—	—	0.6
Balance, June 30, 2025	$0.4	$427.1	$(10.7)	$(70.4)	$(96.6)	$249.8

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2023	$0.4	$413.1	$(8.7)	$220.9	$(104.7)	$521.0
Total comprehensive (loss) income	—	—	—	(75.3)	13.0	(62.3)
Dividends on common stock ($0.15 per share)	—	—	—	(6.4)	—	(6.4)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.6)	—	—	(0.8)
Stock-based compensation	—	11.9	—	—	—	11.9
Balance, December 31, 2023	$0.4	$424.8	$(9.3)	$139.2	$(91.7)	$463.4
Total comprehensive loss	—	—	—	(38.9)	(11.9)	(50.8)
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.8)	—	—	(1.0)
Stock-based compensation	—	(4.9)	—	—	—	(4.9)
Balance, March 31, 2024	$0.4	$419.7	$(10.1)	$94.0	$(103.6)	$400.4
Total comprehensive loss	—	—	—	(43.6)	(3.8)	(47.4)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(0.1)	—	—	(0.2)
Stock-based compensation	—	(0.7)	—	—	—	(0.7)
Balance, June 30, 2024	$0.4	$418.9	$(10.2)	$50.4	$(107.4)	$352.1
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(72.6)	$(157.8)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization	76.5	78.4
Amortization of deferred financing costs	3.5	1.9
Non-cash portion of stock-based compensation	7.3	6.3
Deferred income taxes	(0.5)	1.2
Unrealized foreign exchange loss (gain)	1.0	(0.5)
Loss on impairments, net	53.7	173.4
Net gain from remeasurement of contingent consideration	(7.9)	(23.1)
Loss on extinguishment of debt	7.6	—
Gain on sale of Fortress assets	(2.4)	—
Other, net	1.3	2.6
Changes in operating assets and liabilities:
Receivables	14.2	36.8
Inventories	138.0	(9.9)
Other assets	1.4	(2.0)
Accounts payable and accrued expenses and other current liabilities	(27.4)	(69.4)
Other liabilities	10.9	(10.8)
Net cash provided by operating activities	204.6	27.1
Cash flows from investing activities:
Capital expenditures	(53.8)	(93.3)
Proceeds from sale of Fortress assets, net of transaction costs	19.6	—
Other, net	(0.5)	(1.7)
Net cash used in investing activities	(34.7)	(95.0)
Cash flows from financing activities:
Borrowings under revolving credit facility	244.3	359.6
Repayments under revolving credit facility	(434.4)	(289.2)
Proceeds from issuance of long-term debt	62.1	69.4
Principal payments on long-term debt	(63.8)	(70.3)
Principal payments to pay down term loan	(191.3)	—
Proceeds from 2030 Notes	650.0	—
Repurchase of 2027 Notes	(350.0)	—
Premium paid to extinguish 2027 Notes	(3.9)	—
Payments for contingent consideration	—	(9.1)
Dividends paid	—	(12.7)
Payment of deferred financing costs	(15.5)	(2.1)
Shares withheld to satisfy employee tax obligations	(1.3)	(2.0)
Other, net	(7.7)	(1.4)
Net cash (used in) provided by financing activities	(111.5)	42.2
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.2)
Net change in cash and cash equivalents	59.2	(25.9)
Cash and cash equivalents, beginning of the year	20.2	38.7
Cash and cash equivalents, end of period	$79.4	$12.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$57.9	$56.5
Income taxes paid, net of refunds	$26.5	$21.6
Net change to property, plant and equipment through accounts payable and accrued expenses and other current liabilities	$8.7	$16.8
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The accompanying consolidated balance sheet as of September 30, 2024, which was derived from audited financial statements, and the unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. As a result, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2024 (“2024-K”). In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations.

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

Fortress

On March 25, 2025, the Company took measures to align the Company’s cost structure to its current business needs as part of a larger strategic refocus to improve the profitability of the Company’s core Salt and Plant Nutrition businesses. Specifically, the Company reduced the headcount of its corporate workforce and began the process of exiting the Fortress North America, LLC (“Fortress”) fire retardant business, terminating the employment of all Fortress employees (see Note 9. Operating Segments for further information). As such, the Company will no longer allocate capital and resources to the Fortress fire retardant business and is no longer pursuing an approved fire retardant product.

Impairments. As a result of the above items impacting Fortress, the Company determined that there were indicators of impairment with the associated Fortress intangible assets. Therefore, the Company tested these intangible assets for impairment. As a result, the Company recorded a loss on impairment, net, of $0 and $53.0 million, for the three and nine months ended June 30, 2025, respectively, related to Customer relationships and Trade name (see Note 5. Goodwill and Other Intangible Assets and Note 12. Fair Value Measurements for further information).

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Additionally, the Company performed an impairment test on the remaining Fortress asset group (including property, plant, and equipment (“PP&E”), inventory and in-process research and development (“IPR&D”)), with a carrying amount of $19.7 million. The impairment test under ASC 360, Property, Plant Equipment and Other Assets, compared the asset group’s undiscounted cash flows to its carrying amount. The Company determined the fair value of the asset group using a market approach under ASC 820, Fair Value Measurement (Level 2 inputs, see Note 12. Fair Value Measurements). The asset group (PP&E, inventory and IPR&D) was not impaired as its fair value, based on market indications, approximated or exceeded its carrying value. The fair value estimates involved significant estimates and assumptions, which may differ from actual outcomes.

At June 30, 2025, the Company performed an impairment test on the remaining Fortress asset group related to property, plant, and equipment and recorded a loss on impairment, net of $0.7 million, during the three and nine months ended June 30, 2025 (see Note 12. Fair Value Measurements for further information).

Equipment Lease. On May 20, 2025, the Company purchased equipment previously leased for Fortress for $2.8 million, resulting in the termination of the related lease. The Company derecognized the right-of-use asset and lease liability. The carrying value of the lease liability was $1.5 million and the right-of-use asset was $1.4 million at the date of purchase. The $1.3 million difference between the purchase price and the lease liability was recorded as an adjustment to the carrying amount of the purchased equipment. The remaining equipment, with a carrying value of $2.7 million at June 30, 2025, is included in Property, plant and equipment, net, on the Consolidated Balance Sheets.

Contingent Consideration. In connection with the acquisition of Fortress on May 5, 2023, the Company entered into a contingent consideration arrangement for up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over the next five years, and a cash earn-out based on volumes of certain Fortress fire retardant products sold over a 10-year period. The carrying value of the contingent consideration at December 31, 2024, was $7.9 million, with $0.1 million, included in Accrued expenses and other current liabilities and $7.8 million, included in Other noncurrent liabilities. Given the business ceased operations and had no future expected cash flows, the carrying value of the contingent consideration was reduced to $0 as of March 31, 2025. For the three and nine months ended June 30, 2025, the Company recorded income, included in Other operating expense (income), of $0 and $7.9 million, respectively. For the three and nine months ended June 30, 2024, the Company recorded income of $0.9 million and $23.1 million, respectively, included in Other operating expense (income).

Asset Purchase Agreement. On May 30, 2025, the Company entered into an Asset Purchase Agreement, selling substantially all Fortress assets for $20.0 million in cash. The Company paid approximately $0.4 million of costs related to the sale. The assets included in the sale had a net book value of approximately $17.2 million. The fair value of proceeds received, net of transaction costs, exceeded the carrying amount, resulting in a gain of $2.4 million, recorded in Other (income) expense, net, on the Consolidated Statements of Operations for the three and nine months ended June 30, 2025.

Presentation. In the Consolidated Balance Sheets, Current portion of finance lease liabilities and Finance lease liabilities, net of current portion have been presented separately from Accrued expenses and other liabilities and Other noncurrent liabilities line items, respectively, in the current year presentation, with conforming reclassifications made for the prior period presentation.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily to include enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company will adopt the disclosure requirements of ASU 2023-07 beginning with the annual report for fiscal year ended September 30, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures by requiring consistent categories and additional disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, and is effective for the Company beginning in the annual report for the fiscal year ended September 30, 2026. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
In November 2024, the FASB issued amended guidance related to disclosure of disaggregated expenses (“ASU 2024-03”). This amendment requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This guidance is effective for annual periods beginning in the Company’s annual report for the fiscal year ended September 30, 2028 and interim periods following annual adoption, with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Management is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures.

2.    Revenues:

Deferred Revenue

Deferred revenue represents collections under non-cancellable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. Deferred revenue included in Accrued expenses and other current liabilities as of June 30, 2025 and September 30, 2024 was approximately $1.7 million and $3.6 million, respectively.

The following table provides the balances of receivables (in millions):

	June 30, 2025	September 30, 2024
Current Assets:
Receivables related to contracts with customers	$101.9	$118.1
Miscellaneous receivables(a)	100.2	8.0
Total receivables	$202.1	$126.1
(a)Refer to Note 8. Commitments and Contingencies for additional information.

See Note 9. Operating Segments for a disaggregation of sales by segment, type and geographical region.

3.    Inventories:

Inventories consist of the following (in millions):

	June 30, 2025	September 30, 2024
Finished goods	$183.9	$336.5
Work in process	6.4	6.4
Raw materials and supplies(a)	74.4	71.2
Total inventories(b)	$264.7	$414.1
(a)Excludes certain raw materials and supplies of $42.1 million and $42.2 million as of June 30, 2025 and September 30, 2024, respectively, that are not expected to be consumed within the next twelve months, included in Other noncurrent assets in the Consolidated Balance Sheets.
(b)Refer to Note 1. Accounting Policies and Basis of Presentation for details of the Fortress disposition during the period ended June 30, 2025.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
4.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2025	September 30, 2024
Land, buildings and structures, and leasehold improvements	$555.5	$559.8
Machinery and equipment	1,141.0	1,149.5
Office furniture and equipment	24.0	24.1
Mineral interests	170.3	170.4
Construction in progress	73.5	56.0
	1,964.3	1,959.8
Less: accumulated depreciation and depletion	(1,190.5)	(1,153.3)
Property, plant and equipment, net(a)	$773.8	$806.5
(a)Refer to Note 1. Accounting Policies and Basis of Presentation for details of the Fortress disposition during the period ended June 30, 2025.

5.    Goodwill and Other Intangible Assets:
Changes in the carrying amount of goodwill are summarized as follows (in millions):

Corporate & Other
Balance as of September 30, 2024	$6.0
Foreign currency translation adjustment	0.1
Balance as of June 30, 2025	$6.1

During the three and nine months ended June 30, 2025, the Company recorded a loss on impairment, net, of $0 and $53.0 million, respectively, related to Fortress customer relationships and trade name definite-lived intangible assets of $52.9 million and $0.1 million, respectively. On May 30, 2025, the Company finalized the sale of the remaining Fortress-related assets, including the remaining $2.2 million of indefinite-lived in-process research and development intangible asset (see Note 1 for further information).

As of June 30, 2025 and September 30, 2024, net intangible assets were $24.6 million and $82.5 million, respectively. Accumulated amortization as of June 30, 2025 and September 30, 2024 was $30.0 million and $31.9 million, respectively. For the three months ended June 30, 2025 and June 30, 2024, aggregate amortization expense was $0.4 million and $1.0 million, respectively, and $2.4 million and $3.3 million for the nine months ended June 30, 2025 and June 2024, respectively. Aggregate amortization expense is projected to be between $1.0 million and $3.0 million per fiscal year over the next five years.

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

The effective tax rates applied to the nine months ended June 30, 2025 were determined by excluding the U.S. losses from the overall estimated annual effective tax rate computations and a separate estimated annual effective tax rate was computed and applied to the ordinary U.S. losses.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended June 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, during the nine months ended June 30, 2025, an additional valuation allowance of $29.0 million has been recorded to recognize only the portion of the U.S. deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of June 30, 2025 and September 30, 2024, the Company had $79.6 million and $76.4 million, respectively of gross federal NOL carryforwards that have no expiration date and $7.0 million and $6.1 million at June 30, 2025 and September 30, 2024, respectively of net operating tax-effected state NOL carryforwards which expire beginning in 2031.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2019. The reassessments are a result of ongoing audits and total $210.4 million, including interest, through June 30, 2025. The Company disputes these reassessments and continues to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $160.5 million performance bond and has paid $36.5 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at June 30, 2025, and September 30, 2024), which is necessary to proceed with future appeals or litigation.

The Company could be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of June 30, 2025, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the “One Big Beautiful Bill Act of 2025” (“OBBBA”), which includes both tax and non-tax provisions. The Company is evaluating the effects of these changes and other provisions of this legislation on our consolidated financial statements; however, the Company does not expect the changes resulting from the tax provisions in OBBBA will have a material impact on its results of operations due to the timing of its fiscal year reporting.

7.    Long-Term Debt and Finance Lease Liabilities:

Total long-term carrying value of debt and finance lease liabilities consists of the following (in millions):

	June 30, 2025	September 30, 2024
Secured Debt:
Term Loan due May 2028	$—	$193.8
Revolving Credit Facility due May 2028	—	190.1
Subordinated Debt:
8.00% Senior Notes due June 2030	650.0	—
6.75% Senior Notes due December 2027	150.0	500.0
AR Securitization Facility expires March 2027	39.7	38.9
Total principal amount of debt	839.7	922.8
Finance lease liabilities	15.3	16.4
Unamortized deferred financing costs	(14.4)	(5.3)
Total carrying value of debt and finance lease liabilities	840.6	933.9
Current portion of long-term debt	—	(7.5)
Current portion of finance lease liabilities	(7.2)	(5.2)
Total long-term carrying value of debt and finance lease liabilities	$833.4	$921.2

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Senior Notes Offering

On June 16, 2025, the Company issued $650.0 million aggregate principal amount of its 8.00% Senior Notes due 2030 in a private offering, pursuant to an indenture, dated June 16, 2025 (the “2030 Notes”), among the Company, the subsidiary guarantors named therein and Computershare Trust Company, N.A., as trustee. The 2030 Notes are senior unsecured obligations, with interest payable semi-annually on January 1 and July 1, commencing January 1, 2026. The Notes are guaranteed by certain of the Company’s domestic subsidiaries. The 2030 Notes will mature on June 16, 2030. The Company incurred $13.3 million in deferred financing costs, including arrangement, legal and other fees, and will be amortized to interest expense over the 5-year term of the 2030 Notes.

The Company used the net proceeds from the 2030 Notes to (i) repay all outstanding amounts under its senior secured credit facility, including $43.5 million under the revolving credit facility and $191.3 million under the term loan, (ii) redeem approximately $350.0 million of its outstanding 6.75% Senior Notes due 2027 (the “2027 Notes”) at a redemption price of 101.125% of the principal amount, plus accrued and unpaid interest, (iii) pay transaction-related fees and expenses, (iv) increase cash on its balance sheet, and (v) for general corporate purposes. The redemption, completed on June 17, 2025, resulted in a loss on debt extinguishment of $5.7 million, included in Loss on extinguishment of debt in the Consolidated Statements of Operations for the three and nine months ended June 30, 2025. The loss was comprised of a $3.9 million prepayment premium and a $1.8 million write-off of unamortized deferred financing costs. Following the redemption, $150.0 million of the 2027 Notes remain outstanding and continue to accrue interest, payable semi-annually on June 1 and December 1, with unamortized deferred financing costs of $0.8 million as of June 30, 2025.

Prior to July 1, 2027, the Company may redeem some or all of the 2030 Notes up to 40% of the aggregate principal amount with equity offering proceeds at a redemption price equal to 108% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after July 1, 2027, the Company may redeem some or all of the 2030 Notes at 104% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after July 1, 2029, plus accrued and unpaid interest to the redemption date.

The indenture governing the 2030 Notes contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

Amended and Restated Credit Agreement

On June 16, 2025, the Company entered into the fifth amendment to its 2023 Credit Agreement, originally dated April 20, 2016, as amended (the “Amended and Restated 2023 Credit Agreement”). The amendment, among other things, (i) fixed the aggregate revolving commitments at $325.0 million, eliminating the automatic periodic step-downs previously included in the December 12, 2024, amendment to the 2023 Credit Agreement, which had scheduled reductions to $250.0 million by July 1, 2026, (ii) permitted the issuance of the 2030 Notes, with net proceeds used to prepay all outstanding loans under the Existing Amended and Restated Credit Agreement, including $43.5 million outstanding under the revolving credit facility and $191.3 million outstanding under the term loan, plus accrued and unpaid interest, (iii) permitted the Company to utilize certain baskets under covenants restricting the incurrence of indebtedness, liens, investments, dividends, and junior debt prepayments, and (iv) modified the financial maintenance covenants, which are tested on a quarterly basis, as follows: (A) replace the current leverage-based covenant, which required compliance with a maximum ratio of consolidated total net indebtedness to consolidated EBITDA of 6.50x (with a step-down to 5.75x on December 31, 2025, and a further step-down to 4.75x on March 31, 2026) with a leverage-based covenant which requires compliance with a maximum ratio of consolidated first lien net indebtedness to consolidated EBITDA of 2.75x (with a step-down to 2.50x on December 31, 2025) and (B) lower the required minimum ratio of consolidated EBITDA to consolidated interest expense from 2.00x (with a step-up to 2.25x on March 31, 2026) to 1.50x. In connection with the prepayment of the term loan, the Company recorded a loss on debt extinguishment of $1.9 million, included in Loss on extinguishment of debt on the Consolidated Statements of Operations for the three and nine months ended June 30, 2025, related to the write-off of unamortized deferred financing costs.

The revolving credit facility under the Amended and Restated 2023 Credit Agreement is secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries. Borrowings, if any, accrue interest at a rate per annum based on, at the Company’s option, the Adjusted Term SOFR Rate, Adjusted EURIBO Rate, Canadian Prime Rate, or Sterling Overnight Index Average, plus applicable margins, subject to a floor of 0.0%. As of June 30, 2025, no borrowings were outstanding under the revolving credit facility. Also, as of June 30, 2025, outstanding letters of credit totaling $15.7 million reduced available borrowing capacity to $309.3 million.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
As of September 30, 2024, the weighted average interest rate on all borrowings outstanding under the Amended and Restated 2023 Credit Agreement was approximately 7.7%. Depending on the type, borrowings under the Amended and Restated 2023 Credit Agreement accrued interest at a rate per annum between 7.3% and 9.5% as of September 30, 2024.

Prior Amendment to the Credit Agreement

On December 12, 2024, the Company entered into an amendment to its 2023 Credit Agreement, which, among other things, eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.5x as of the last day of any quarter through the fiscal quarter ended September 30, 2025, then gradually stepping down to 4.50x for the fiscal quarter ended December 31, 2026 and thereafter. The amendment also decreased the Revolving Commitments (as defined in the Existing Credit Agreement) from $375 million to $325 million with additional reductions stepping down to $250 million on July 1, 2026. In connection with this amendment, the Company paid fees totaling $2.0 million, which were capitalized as deferred financing costs and will be amortized to interest expense over the term of the amended 2023 Credit Agreement. Additional arrangement and legal fees of $0 and $1.0 million were recorded to Other expense during the three and nine months ended June 30, 2025, respectively.

Covenant Compliance and Other Information

The consolidated total net leverage ratio, as defined in the Amended and Restated 2023 Credit Agreement, represents the ratio of consolidated total net debt (aggregate principal amount of total debt, net of unrestricted cash not to exceed $100.0 million) to consolidated adjusted earnings before interest, taxes, depreciation, and amortization. The Amended and Restated 2023 Credit Agreement requires compliance with certain financial covenants, including a maximum Consolidated First Lien Net Leverage Ratio and minimum Consolidated Interest Coverage Ratio, tested quarterly. As of June 30, 2025, the Company was in compliance with these covenants.

Future maturities of long-term debt are as follows (in millions):

Period or Fiscal Year Ending:	Principal Amount of Debt
Three months ending September 30, 2025	$—
2026	—
2027	39.7
2028	150.0
2029	—
2030	650.0
Total	$839.7

8.    Commitments and Contingencies:

The Company is subject to legal and administrative proceedings and claims of various types from the ordinary course of the Company’s business. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary.

Management cannot predict the outcome of legal claims and proceedings with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial position given current insurance coverage, except as otherwise described in Note 6. Income Taxes and this Note 8.

On October 21, 2022, a putative securities class was filed in the United States District Court for the District of Kansas. The lawsuit alleges that the Company and certain former executives of the Company made misleading statements and that shareholders were damaged by these statements. Plaintiffs filed an Amended Complaint on March 13, 2023. On February 7, 2025, the parties reached an agreement in principle to resolve the matter. On March 27, 2025, the parties entered into a Joint Stipulation of Settlement. A motion for preliminary approval of the settlement was filed with the court on March 28, 2025, and

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
was granted by the court on April 7, 2025. A motion for final approval of the settlement was filed with the court on June 25, 2025. On July 30, 2025, the court held a hearing at which it approved the settlement of $48.0 million, including fees and expenses awarded to lead counsel and plaintiffs. The Company’s insurers have consented to and committed to pay the agreed upon settlement. The Company has recorded a liability and corresponding insurance recoveries, included in Receivables, in its Consolidated Balance Sheets as of June 30, 2025.

On February 1, 2023, a shareholder derivative lawsuit was filed in the District of Kansas by an individual shareholder, purportedly on behalf of the Company. The lawsuit alleges that certain directors and executives breached their fiduciary duties to shareholders by failing to prevent the dissemination of misstatements and omissions from October 30, 2017, to November 18, 2018. The parties have stipulated to stay this matter through the discovery stage of the putative securities class action. On October 30, 2024, an additional shareholder derivative lawsuit was filed in the District of Kansas by an individual shareholder, purportedly on behalf of the Company. The lawsuit alleges that certain directors and executives breached their fiduciary duties to shareholders by willfully or recklessly causing the Company to make false and/or misleading statements and/or omissions of material fact from October 31, 2017, to October 21, 2022. On February 28, 2025, this matter was consolidated with the derivative matter filed on February 1, 2023. On May 27, 2025, the parties reached an agreement in principle to resolve the consolidated derivative lawsuit in exchange for the Company’s agreement to adopt certain corporate governance reforms. A motion for preliminary approval of the settlement was filed with the court on July 14, 2025.

On April 24, 2024, a putative securities class action was filed in the United States District Court for the District of Kansas. The complaint alleges that the Company and certain individuals made materially false and misleading statements regarding Fortress North America and that shareholders were damaged by these statements. On December 12, 2024, the court appointed lead plaintiff and counsel. Plaintiffs filed an Amended Complaint on February 10, 2025. The parties have executed a preliminary settlement agreement dated June 30, 2025, to resolve the matter, which has been consented to by the Company’s insurers. The court granted preliminary approval of the settlement on July 25, 2025, and scheduled a hearing on November 4, 2025, to consider any objections and whether to finally approve the settlement.

On October 30, 2024, a shareholder derivative lawsuit was brought against certain current and former officers and directors of the Company, purportedly on behalf of the Company. The lawsuit alleges that from November 29, 2023 to March 22, 2024, certain current and former officers and directors willfully or recklessly caused the Company to make false and/or misleading statements and/or omissions of material fact regarding the Company’s fire-retardant business. On April 9, 2025, an additional derivative lawsuit was brought against certain current and former officers and directors of the Company, purportedly on behalf of the Company. The lawsuit alleges that certain current and former officers and directors caused Compass Minerals to make misleading statements regarding the Company’s fire-retardant business. In an order dated June 3, 2025, the court consolidated the two derivative actions for the discovery phase of the actions. By order dated June 25, 2025, the court extended plaintiffs’ time to file a consolidated complaint until July 30, 2025, and set August 29, 2025, as the deadline for defendants to respond to the consolidated complaint. On July 30, 2025, the plaintiffs in the consolidated derivative action filed a verified amended consolidated shareholder derivative complaint asserting claims that certain statements made between February 8, 2023 until March 25, 2024 about the Company’s fire retardant business were false and/or misleading. The amended complaint asserts five claims: (1) violation of Section 14(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”); (2) breach of fiduciary duty; (3) unjust enrichment; (4) waste of corporate assets; and (5) for contribution under Sections 10(b) and 21D of the Exchange Act (against certain former directors and officers). Pursuant to the current scheduling order, the defendant’s response to the amended complaint is due August 29, 2025.

The Company previously had contingent consideration liabilities related to the Fortress acquisition. As a result of the Company’s exit of the Fortress business, a non-cash gain of $7.9 million was recorded during the nine months ended June 30, 2025 to reduce the fair value of the contingent consideration liability to zero. Refer to Note 1. Accounting Policies and Basis of Presentation for additional information.

On October 25, 2024, the Company issued a recall for specific production lots of food-grade salt produced at its Goderich Plant following a customer report of a non-organic, foreign material in its product. The Company subsequently expanded the voluntary recall to include food products from the Goderich Plant between September 18 and November 6, 2024. The Company followed recall protocol and notified its BRCGS Global Standard for Food Safety certifying body, the Canadian Food Inspection Agency (“CFIA”) and the U.S. Food and Drug Administration (“FDA”). The Company has completed its investigation and continues to assess the scope and magnitude of customer claims related to the recall. At this time, based on currently available information and its applicable insurance coverage, the Company does not believe any incremental losses will have a material adverse effect on its results of operations or cash flows in future periods. The recall in the United States, supervised by the FDA, is complete and the matter is closed with FDA. The CFIA has conducted a follow-up inspection of the Goderich Plant to verify compliance with regulatory requirements and identified no non-compliances.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
As of June 30, 2025, the Company has recorded a liability of $101.1 million, included in Accrued expenses and other current liabilities, and estimated insurance recoveries of $95.9 million, included in Receivables, in the Consolidated Balance Sheets associated with the recall matters described above, in addition to all other legal and administrative proceedings.

9.    Operating Segments:

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. For the three and nine months ended June 30, 2025 and June 30, 2024, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softening and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP. The results of operations for the Company’s fire retardant and records management businesses are included in Corporate and Other in the tables below (see Note 1. Accounting Policies and Basis of Presentation for further information on the exit of the Fortress fire retardant business).

Segment information is as follows (in millions):

Three Months Ended June 30, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$166.0	$44.8	$3.8	$214.6
Intersegment sales	—	3.2	(3.2)	—
Shipping and handling cost	50.0	6.7	—	56.7
Operating earnings (loss)(b)(c)(d)	28.1	5.2	(17.4)	15.9
Depreciation, depletion and amortization	17.5	6.2	(0.5)	23.2
Total assets (as of end of period)	1,032.1	354.0	151.3	1,537.4

Three Months Ended June 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$160.6	$38.8	$3.5	$202.9
Intersegment sales	—	2.8	(2.8)	—
Shipping and handling cost	48.2	5.0	—	53.2
Operating earnings (loss)(b)(c)(d)	25.9	(1.4)	(18.6)	5.9
Depreciation, depletion and amortization	15.7	8.6	1.8	26.1
Total assets (as of end of period)	1,013.3	408.1	173.8	1,595.2

Nine Months Ended June 30, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$840.9	$164.5	$11.0	$1,016.4
Intersegment sales	—	8.7	(8.7)	—
Shipping and handling cost	263.2	25.5	—	288.7
Operating earnings (loss)(b)(c)(d)	124.4	0.3	(111.4)	13.3
Depreciation, depletion and amortization	52.4	21.1	3.0	76.5

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Nine Months Ended June 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$745.3	$138.6	$24.7	$908.6
Intersegment sales	—	6.6	(6.6)	—
Shipping and handling cost	235.9	18.6	0.6	255.1
Operating earnings (loss)(b)(c)(d)	142.6	(56.7)	(172.9)	(87.0)
Depreciation, depletion and amortization	47.1	25.7	5.6	78.4

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended June 30, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$88.8	$—	$—	$88.8
Consumer & Industrial Salt	77.2	—	—	77.2
SOP	—	48.0	—	48.0
Eliminations & Other	—	(3.2)	3.8	0.6
Sales to external customers	$166.0	$44.8	$3.8	$214.6

Three Months Ended June 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$84.1	$—	$—	$84.1
Consumer & Industrial Salt	76.5	—	—	76.5
SOP	—	41.6	—	41.6
Eliminations & Other	—	(2.8)	3.5	0.7
Sales to external customers	$160.6	$38.8	$3.5	$202.9

Nine Months Ended June 30, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$551.7	$—	$—	$551.7
Consumer & Industrial Salt	289.2	—	—	289.2
SOP	—	173.2	—	173.2
Eliminations & Other	—	(8.7)	11.0	2.3
Sales to external customers	$840.9	$164.5	$11.0	$1,016.4

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Nine Months Ended June 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$471.1	$—	$—	$471.1
Consumer & Industrial Salt	274.2	—	—	274.2
SOP	—	145.2	—	145.2
Fire Retardant	—	—	14.1	14.1
Revenue from Services	—	—	0.5	0.5
Eliminations & Other	—	(6.6)	10.1	3.5
Sales to external customers	$745.3	$138.6	$24.7	$908.6
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
(b)Corporate operating results were impacted by costs related to a product recall of $0.2 million and $2.0 million for the three and nine months ended June 30, 2025, respectively. Corporate operating results were also impacted by declines in the valuation of the Fortress contingent consideration. The Company recorded net gains of $7.9 million for the nine months ended June 30, 2025, and $0.9 million and $23.1 million for the three and nine months ended June 30, 2024, respectively, related to the Fortress contingent consideration valuation.
(c)The Company recorded impairment of $0.7 million and $53.7 million related to the exit of the Fortress fire retardant business for the three and nine months ended June 30, 2025, respectively, which impacted operating results. Refer to Note 1. Accounting Policies and Basis of Presentation for additional details. The Company also recorded impairments of $175.8 million related to the impairment of Plant Nutrition goodwill, Fortress assets and goodwill and lithium development assets for the nine months ended June 30, 2024, which impacted operating results.
(d)The Company continued to take steps to align its cost structure to its current business needs. These initiatives impacted Corporate operating results and resulted in net severance and related charges, excluding stock-based compensation forfeitures, for reductions in workforce and changes to executive leadership and additional restructuring costs related to the exit of the Fortress fire retardant business of $0.3 million and $4.3 million for the three and nine months ended June 30, 2025, respectively. The Company also recorded net severance and related charges, excluding stock-based compensation forfeitures, for reductions in workforce and changes to executive leadership and additional restructuring costs related to the termination of the Company’s lithium development project of $1.5 million and $17.2 million for the three and nine months ended June 30, 2024, respectively.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue	2025	2024	2025	2024
United States(a)	$162.0	$158.4	$720.3	$679.4
Canada	40.1	35.7	239.3	191.4
United Kingdom	9.8	7.9	46.2	35.0
Other	2.7	0.9	10.6	2.8
Total revenue	$214.6	$202.9	$1,016.4	$908.6
(a)United States sales exclude product sold to foreign customers at U.S. ports.

10.    Stockholders’ Equity and Equity Instruments:

Equity Compensation Awards

The 2020 Incentive Award Plan (as amended from time to time, the “2020 Plan”) provides for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, deferred stock units and other equity-based awards.

Stock-based compensation expense recorded in selling, general and administrative expenses in the Consolidated Statements of Operations was $2.7 million and $0.6 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $8.6 million and $17.8 million for the nine months ended June 30, 2025 and June 30, 2024, respectively. Stock-based compensation expense recorded in other operating expense (income) in the Consolidated Statements of Operations due to restructuring was $(2.1) million and $(0.8) million (includes $0.5 million paid in cash) for the three months ended June 30, 2025 and June 30, 2024, respectively, and $(1.3) million and $(9.7) million (includes $1.8 million paid in cash) for the nine months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025, there was approximately $7.2 million of total estimated unrecognized compensation cost, assuming attainment of the performance target estimates, related to stock-based compensation arrangements expected to be recognized over a weighted average period of approximately 1.5 years.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Non-Employee Director Compensation. Non-employee directors may defer all or a portion of the fees payable for their service into deferred stock units, equivalent to the value of the Company’s common stock. The annual fees related to the director’s equity compensation were granted in deferred stock units or restricted stock units and will vest on the earlier of the day immediately preceding the Issuer's next annual meeting (as long as the meeting is held at least 50 weeks from the grant date) and the first anniversary of the grant date. In relation to these annual fees, the Company granted 47,620 RSUs and 22,322 deferred stock units to the Board of Directors during the nine months ended June 30, 2025. Additionally, as dividends are declared on the Company’s common stock, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the Board of Directors, based upon the Director’s annual election. During the nine months ended June 30, 2025, common shares of 48,192 were issued from treasury shares for Board of Director compensation related to quarterly fees payable and the release of deferred stock units.

RSUs. During the nine months ended June 30, 2025, the Company granted 874,938 RSUs which vest after one to three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared. The closing stock price on the date of each grant was used to determine the fair value of RSUs.

PSUs. During the nine months ended June 30, 2025, the Company granted 289,941 PSUs based upon certain performance criteria and metrics (“2025 Scorecard PSUs”). The actual number of shares of common stock that may be earned with respect to 2025 Scorecard PSUs is calculated based upon the attainment of certain thresholds for free cash flow and return on capital employed during each year of the three-year performance period and may range from 0% to 200% for each measure. Additionally, a modifier will increase or decrease the payout by 20% based upon relative total shareholder return against the Company’s peer group.

To estimate the fair value of the 2025 Scorecard PSUs on the grant date, the Company used a Monte-Carlo simulation model. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the peer group. The input for the expected stock price volatility ranged from 44% to 49% based on the respective grant dates. In addition, the Company used inputs for the risk-free rate that ranged from 3.9% to 4.2% based on the respective grant dates, expected dividend yield of 0%, and the Company’s closing stock price on the grant date to estimate the fair value of the 2025 Scorecard PSUs. The Company will adjust the expense of the 2025 Scorecard PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the vesting period.

Options. Substantially all of the stock options granted vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years. Options do not have dividend or voting rights. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock.

The following table summarizes stock-based compensation activity during the nine months ended June 30, 2025:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2024	187,023	$62.85	451,091	$27.93	229,469	$40.26
Granted	—	—	922,558	12.66	289,941	15.43
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(350,878)	23.28	—	—
Cancelled/expired	(53,513)	62.07	(261,484)	17.80	(128,678)	29.19
Outstanding at June 30, 2025	133,510	$63.16	761,287	$15.04	390,732	$25.48
(a)Until the performance period is completed, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU.
(b)Common stock was reissued from treasury shares for vested and earned RSUs, net of units surrendered in lieu of taxes of 113,656 units, during the nine months ended June 30, 2025. As a result, the Company paid taxes for restricted unit withholding of approximately $1.3 million during the nine months ended June 30, 2025.

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

Nine Months Ended June 30, 2025(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.3)	$(6.2)	$1.4	$(90.3)	$(96.4)
Other comprehensive loss before reclassifications(b)	(0.8)	—	—	(1.7)	(2.5)
Amounts reclassified from AOCL(c)	1.8	0.6	(0.1)	—	2.3
Net current period other comprehensive income (loss)	1.0	0.6	(0.1)	(1.7)	(0.2)
Ending balance	$(0.3)	$(5.6)	$1.3	$(92.0)	$(96.6)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange gain of $0.2 million in the nine months ended June 30, 2025, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.
(c)The amounts reclassified from AOCL to expense (income) impacted the product cost line item in the Consolidated Statements of Operations.

11.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company enters into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of June 30, 2025 and September 30, 2024 were not material.

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2025, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2026. As of June 30, 2025 and September 30, 2024, the Company had agreements in place to hedge forecasted natural gas purchases of 1.4 million and 2.3 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of June 30, 2025 and September 30, 2024 qualified and were designated as cash flow hedges. As of June 30, 2025, the Company expects to reclassify from AOCL to earnings during the next twelve months $0.3 million of net

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
losses on derivative instruments related to its natural gas hedges. Refer to Note 12. Fair Value Measurements for the estimated fair value of the Company’s natural gas derivative instruments as of June 30, 2025.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	June 30, 2025	Consolidated Balance Sheet Location	June 30, 2025
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$0.6	Accrued expenses and other current liabilities	$0.9
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.1
Total derivatives(a)		$0.7		$1.0
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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Recurring Fair Value Measurements

The following table summarizes the fair value hierarchy for each type of instrument carried at fair value on a recurring basis (in millions):

		Fair Value Measurements at June 30, 2025 Using
	Total Carrying Value at June 30, 2025	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)(b)	$3.4	$3.4	$—	$—
Derivatives – natural gas instruments, net	0.7	—	0.7	—
Total assets at fair value	$4.1	$3.4	$0.7	$—
Liability Class:
Derivatives - natural gas instruments, net	$(1.0)	$—	$(1.0)	$—
Liabilities related to non-qualified savings plan	(3.4)	(3.4)	—	—
Total liabilities at fair value	$(4.4)	$(3.4)	$(1.0)	$—
(a)Includes mutual fund investments of approximately 25% in common stock of large-cap U.S. companies, 5% in common stock of small to mid-cap U.S. companies, 10% in bond funds, 20% in short-term investments and 40% in blended funds.
(b)The investments related to a non-qualified deferred compensation arrangement on behalf of certain members of management. The Company has a liability for the related-party transaction recorded on Other noncurrent liabilities for deferred compensation obligation.

Valuation Techniques: The Company holds marketable securities associated with its deferred contribution and pre-tax savings plans, which are valued based on readily available quoted market prices. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and foreign exchange rates (see Note 11. Derivative Financial Instruments). The fair values of the natural gas and foreign currency derivative instruments are determined using market data of forward prices for all of the Company’s contracts.

Other Fair Value Measurements

The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value (in millions):

		Fair Value Measurements at June 30, 2025 Using
	Total Carrying Value at June 30, 2025	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
8.00% Senior Notes due June 2030	$650.0	$—	$671.2	$—
6.75% Senior Notes due December 2027	150.0	—	151.3	—

Valuation Techniques: Observable market-based inputs were used to estimate fair value for Level 2 inputs, based on available trading information. Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The following fair value hierarchy table summarizes the Company’s assets that were written down to their fair value on a nonrecurring basis (in millions):

			Fair Value Measurements at the Measurement Date Using
	Measurement Date	Total Carrying Value at Measurement Date	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)	Total Gains (Losses)
Intangible assets, net
Definitive-lived intangible assets(a)	March 31, 2025	$—	$—	$—	$—	$(53.0)
Property, plant, and equipment, net
Property, plant and equipment, net(b)	June 30, 2025	$—	$—	$—	$—	$(0.7)
(a)     At March 31, 2025, the Company recorded an impairment loss of $53.0 million related to definite-lived intangible assets after determining that no future cash flows were expected from these assets. As a result, the Fortress definite-lived intangible assets were assigned a fair value of zero using the income approach under ASC 820, Fair Value Measurement (see Note 1. Accounting Policies and Basis of Presentation for further information).
(b)     At June 30, 2025, Fortress-related property, plant, and equipment, net with a carrying value of $0.7 million was written down to their fair value of $0, resulting in a Loss on impairment, net of $0.7 million, due to no future expected use of property, plant, and equipment, net at June 30, 2025.

13.    Earnings per Share:

On April 22, 2024, the Board of Directors determined not to declare dividends for the foreseeable future in order to align the Company’s capital allocation priorities with its corporate focus on accelerating cash flow generation and debt reduction. The Company calculated earnings per share using the treasury stock method during the three and nine months ended June 30, 2025. The Company calculated earnings per share using the two-class method during the three and nine months ended June 30, 2024. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except for share and per-share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(17.0)	$(43.6)	$(72.6)	$(157.8)
Less: net earnings allocated to participating securities(a)	—	—	—	(0.2)
Net loss available to common stockholders	$(17.0)	$(43.6)	$(72.6)	$(158.0)

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share(b)	41,859	41,342	41,738	41,284
Weighted-average awards outstanding	—	—	—	—
Shares for diluted earnings per share	41,859	41,342	41,738	41,284

Basic net loss per common share	$(0.41)	$(1.05)	$(1.74)	$(3.83)
Diluted net loss per common share	$(0.41)	$(1.05)	$(1.74)	$(3.83)
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 632,000 and 698,000 weighted participating securities for the three and nine months ended June 30, 2024, respectively.
(b)For the calculation of diluted net earnings (loss) per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. The Company had 1,558,000 and 1,657,000 weighted-average equity awards outstanding for the three and nine months ended June 30, 2025, respectively, and 874,000 and 1,427,000 weighted-average equity awards outstanding for the three and nine months ended June 30, 2024, respectively, that were anti-dilutive.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
14.    Related Party Transactions:

During the three and nine months ended June 30, 2025, the Company recorded SOP sales from related parties of approximately $0.9 million and $2.9 million, respectively, to certain subsidiaries of Koch, Inc., compared to $0.9 million and $2.7 million, respectively, during the three and nine ended June 30, 2024. As of June 30, 2025 and September 30, 2024, the Company recorded approximately $0.4 million and $0.3 million, respectively, of receivables from related parties on its Consolidated Balance Sheets. There were no payable amounts outstanding as of June 30, 2025.

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

As a result of the above items impacting Fortress, we determined that there were indicators of impairment with the associated Fortress intangible assets. Therefore, we tested these intangibles for impairment. As there were no future cash flows expected related to these intangible assets, customer relationships was determined to have a fair value of zero using an income approach under ASC 820, Fair Value Measurement (Level 3 inputs, see Note 12. Fair Value Measurements in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q). Consequently, we recorded an impairment loss of $0 and $53.0 million, recorded in Loss on impairments, net on the Consolidated Statements of Operations for the three and nine months ended June 30, 2025, respectively.

Additionally, we performed an impairment test on the remaining Fortress asset group (including property, plant, and equipment (“PP&E”), inventory and in-process research and development (“IPR&D”)), with a carrying amount of $19.7 million. The impairment test under ASC 360, Property, Plant Equipment and Other Assets, compared the asset group’s undiscounted cash flows to its carrying amount. We determined the fair value of the asset group using a market approach under ASC 820, Fair Value Measurement. The fair value of the asset group was based on relevant third-party non-binding offers received for the specific asset group (Level 2 inputs, see Note 12. Fair Value Measurements in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q). The asset group (PP&E, inventory and IPR&D) was not impaired as its fair value, based on market indications, approximated or exceeded its carrying value. The fair value estimates involved significant estimates and assumptions, which may differ from actual outcomes. At June 30, 2025, the Company performed an impairment test on the remaining Fortress asset group related to property, plant, and equipment and recorded a loss on impairment, net of $0.7 million, during the three and nine months ended June 30, 2025.

A discussion of our critical accounting estimates used in preparation of our consolidated financial statements is presented under the heading "Management’s Discussion of Critical Accounting Policies and Estimates" in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

Company Overview

Compass Minerals is a leading global provider of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of June 30, 2025, we operate 12 production and packaging facilities, including:
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

In May 2023, we completed the purchase of Fortress, a fire retardant company working to develop long-term aerial and ground fire retardant products to help combat wildfires. As discussed in Note 1. Accounting Policies and Basis of Presentation in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q, we exited the fire retardant business and recorded a $0 and $53.0 million loss on impairment of long-lived assets during the three and nine months ended June 30, 2025, respectively. At June 30, 2025, the Company performed an impairment test on the remaining Fortress asset group related to property, plant, and equipment and recorded a loss on impairment, net of $0.7 million, during the three and nine months ended June 30, 2025.

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

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the “One Big Beautiful Bill Act of 2025” (“OBBBA”), which includes both tax and non-tax provisions. We are evaluating the effects of these changes and other provisions of this legislation on our consolidated financial statements; however, we do not expect the changes resulting from the tax provisions in OBBBA will have a material impact on the Company’s results of operations due to the timing of our fiscal year reporting.

Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three and nine months ended June 30, 2025 and June 30, 2024, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND NINE MONTHS ENDED JUNE 30

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

•Total sales increased 6%, or $11.7 million, due to higher Salt and Plant Nutrition segment sales. The increase in sales for Salt reflected higher deicing and consumer and industrial sales volumes, which was partially offset by lower combined average sales prices. Plant Nutrition sales increased from the prior year due to an increase in sales volumes, partially offset by lower average sales prices.
•Operating income of $15.9 million improved $10.0 million from $5.9 million in the prior-year period, primarily reflecting higher Salt and Plant Nutrition operating earnings. Salt operating earnings increased $2.2 million as higher sales volumes and lower per-unit product costs were partially offset by lower average sales prices. Plant Nutrition operating income improved from a prior period operating loss primarily due to higher sales volumes and lower per-unit product costs, which were partially offset by lower average sales prices and higher per-unit distribution costs.
•Diluted net loss per common share of $0.41 improved by $0.64 from $1.05 loss per common share in the prior-year period.

Commentary: Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

•Total sales increased 12%, or $107.8 million, due to higher Salt and Plant Nutrition segment sales, partially offset by lower sales by the Fortress fire retardant business. The increase in Salt sales was primarily driven by higher sales volumes, partially offset by lower combined average sales prices. The increase in Plant Nutrition sales from the prior year primarily reflects higher sales volumes, partially offset by lower average sales price. The results of operations of the Fortress business include sales of $14.6 million for the nine months ended June 30, 2024, and no sales in fiscal 2025. On May 30, 2025, we completed the sale of the Fortress fire retardant assets.
•Operating income of $13.3 million increased $100.3 million from an operating loss of $87.0 million in the prior-year period, primarily reflecting the impairment related to the exit of the Fortress fire retardant business (see Note 1. Accounting Policies and Basis of Presentation in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q). Corporate and Other operating loss decreased from the prior year primarily due to the prior year $74.8 million lithium asset impairment and $50.0 million of goodwill, long-lived asset and inventory impairments related to the Fortress business, partially offset by the current year Fortress asset impairments of $53.7 million. These operating losses were partially offset by the net non-cash reduction in our Fortress-related contingent consideration of $7.9 million in the current year and $23.1 million in the prior year. Plant Nutrition operating loss decreased due primarily to a prior year $51.0 million goodwill impairment, higher current year sales prices and lower per-unit product costs, which were partially offset by higher distribution costs. In addition, Salt operating earnings decreased due to lower average sales prices and higher per-unit product costs, which were partially offset by higher Salt sales volumes.
•Diluted net loss per common share of $1.74 decreased by $2.09 from $3.83 loss per common share in the prior-year period.

THREE AND NINE MONTHS ENDED JUNE 30

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Gross Profit: Increased 26%, or $8.6 million; Gross Margin increased 3 percentage points to 19%
•Salt segment gross profit increased $2.2 million primarily due to higher sales volumes and lower per-unit product costs, which were partially offset by lower combined average sales prices (see Salt operating results).
•The gross profit of the Plant Nutrition segment increased $5.9 million due to higher sales volumes and lower per-unit product costs, which were partially offset by higher distribution costs and lower average sales prices (see Plant Nutrition operating results).

Commentary: Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

Gross Profit: Decreased 13%, or $23.2 million; Gross Margin decreased 4 percentage points to 15%
•Salt segment gross profit decreased $17.9 million, primarily due to lower average sales prices and higher per-unit product costs, partially offset by higher sales volumes (see Salt operating results).
•The gross profit of the Plant Nutrition segment increased $4.7 million due to higher sales volumes and lower per-unit product costs, partially offset by lower average sales prices and higher per-unit distribution costs (see Plant Nutrition operating results).
•Gross profit was also unfavorably impacted by earnings in the prior period related to the Fortress fire retardant business in May 2023.

OTHER EXPENSES AND INCOME

Commentary: Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

SG&A: Decreased $3.5 million; Decreased 2.4 percentage points as a percentage of sales from 13.6% to 11.2%
•The decrease in SG&A expense was primarily due to lower corporate professional services and compensation.

Loss on Impairments, net: $0.7 million during the current period
•We recorded an impairment loss of $0.7 million for the three months ended June 30, 2025 related to the exit of the Fortress fire retardant business (see Item 1, Note 1).

Other Operating (Expense) Income: Changed $1.4 million from income of $0.8 million to an expense $0.6 million
•The decrease in other operating (expense) income was primarily the result of lower restructuring charges in the current period.

Interest Income: Increased $0.1 million to $0.3 million
•The increase in interest income during the current period is primarily due to the higher average cash balance in the current year.

Interest Expense: Decreased $0.9 million to $16.3 million
•Interest expense decreased $0.9 million due to lower credit facility levels in the current period.

Loss (Gain) on Foreign Exchange: Rose $8.9 million from a $0.5 million gain in the prior-year period to an $8.4 million loss
•We realized a loss on foreign exchange of $8.4 million in the third quarter of fiscal 2025 compared to a gain of $0.5 million in the same quarter of the prior-year period, primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Loss on Extinguishment of Debt: $7.6 million in the current period
•We realized a loss on extinguishment of debt of $7.6 million in the third quarter of fiscal 2025 comprised of a $3.9 million prepayment premium related to the partial redemption of 2027 Notes and a $3.7 million write-off of unamortized deferred financing costs related to the partial redemption of 2027 Notes and repayment of the term loan. Refer to Note 8. Long-Term Debt and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information.

Other (Income) Expense, net: Changed $2.8 million to income of $2.5 million
•The change is due primarily to the gain related to the sale of the Fortress assets in the current period.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Income Tax Expense: Decreased $29.3 million from $32.7 million to $3.4 million
•Tax expense decreased by $29.3 million for the three months ended June 30, 2025 versus the three months ended June 30, 2024 primarily due to a year to date catch up recorded in the three months ended June 30, 2024 for the change in the annual effective tax rate calculations with the US loss jurisdiction having a separate annual effective tax rate applied to US losses and a foreign annual effective tax applied to foreign income. The change in the annual effective tax rate calculation began with the interim period ended June 30, 2024.
•Our effective tax rate was (25.0)% for the three months ended June 30, 2025, which is primarily driven by the income mix by country with income recognized in foreign jurisdictions, for which tax expense was recorded, offset by losses recognized in the U.S. for which a valuation allowance has been recorded against the U.S. tax benefit carryforward.
•Our income tax provision for the three months ended June 30, 2025 and June 30, 2024 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, nondeductible executive compensation, foreign income, mining and withholding taxes, valuation allowance expense and base erosion and anti-abuse tax.

Commentary: Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

SG&A: Decreased $19.6 million; Decreased 3.2 percentage points as a percentage of sales from 11.7% to 8.5%
•The decrease in SG&A expense was primarily due to lower corporate compensation and lower lithium expenses.

Loss on Impairments, net: Decreased $119.7 million to $53.7 million
•We recorded an impairment loss of $53.7 million for the nine months ended June 30, 2025 related to the exit of the Fortress fire retardant business (see Note 1. Accounting Policies and Basis of Presentation in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q).
•During the nine months ended June 30, 2024, we recorded goodwill impairments of $51.0 million related to our Plant Nutrition segment and $32.0 million related to our Fortress operations (within the Corporate and Other segment). The Plant Nutrition impairment was primarily the result of reduced cash flow assumptions impacting expected profitability of the Plant Nutrition segment. The Fortress impairment was primarily related to uncertainty surrounding our magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Also, during the nine months ended June 30, 2024, we recorded a $15.6 million long-lived asset impairment, net, related to Fortress magnesium chloride-based products.
•We recorded an impairment loss of $74.8 million for the nine months ended June 30, 2024 related to the termination of the lithium development.

Other Operating Income: Decreased $15.8 million from $17.4 million to $1.6 million
•The decrease in other operating expense was due to a decrease in the contingent consideration related to the Fortress acquisition, partially offset by severance costs resulting from the decision to discontinue the pursuit of the lithium development and corporate restructuring charges in the current period.

Interest Income: Increased $0.1 million to $0.9 million
•The increase in interest income during the current period is primarily due to the higher average cash balance in the current year.

Interest Expense: Increased $0.8 million to $51.2 million
•Interest expense increased due to higher debt levels and higher interest rates in the current year-to-date period.

Loss (Gain) on Foreign Exchange: Changed by $4.2 million from a gain of $1.1 million in the prior-year period to a loss of $3.1 million
•We realized a loss on foreign exchange of $3.1 million in the nine months ended June 30, 2025, compared to a gain of $1.1 million in the same period of the prior fiscal year, due primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Loss on Extinguishment of Debt: $7.6 million in the current period
•We realized a loss on extinguishment of debt of $7.6 million in the nine months ended June 30, 2025 comprised of a $3.9 million prepayment premium related to the partial redemption of 2027 Notes and a $3.7 million write-off of unamortized deferred financing costs related to the partial redemption of 2027 Notes and repayment of the term loan. Refer to Note 8. Long-Term Debt and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Other Expense, net: Increased $0.1 million to $2.0 million
•The increase is due primarily to fees paid and the write-off of previously capitalized fees when we modified our debt agreements in the current period, partially offset by the gain related to the sale of the Fortress assets.

Income Tax Expense: Increased $2.5 million from $20.4 million to $22.9 million
•The increase in income tax expense was primarily driven by the increase in foreign book income in the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024. Additionally, the majority of the impairments recorded in the nine months ended June 30, 2025 and June 30, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset.
•Our effective tax rate of (46%) for the nine months ended June 30, 2025 is primarily driven by the income mix by country with income recognized in foreign jurisdictions offset by losses recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, the majority of the impairments recorded in the nine months ended June 30, 2025 and June 30, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset. See Note 6. Income Taxes in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
•Our income tax provision for the nine months ended June 30, 2025 and June 30, 2024 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.

The results of operations of the Fortress business include sales of $0 and $14.6 million for the three and nine months ended June 30, 2024, respectively, and no sales in fiscal 2025. The results of operations of the consolidated records management business and other incidental revenues include sales of $3.8 million and $3.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $11.0 million and $10.1 million for the nine months ended June 30, 2025 and June 30, 2024, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt Results

	QTD 2025	QTD 2024	YTD 2025	YTD 2024
Salt Sales (in millions)	$166.0	$160.6	$840.9	$745.3
Salt Operating Earnings (in millions)	$28.1	$25.9	$124.4	$142.6
Salt Sales Volumes (thousands of tons)
Highway deicing	1,144	1,090	7,714	6,401
Consumer and industrial	400	393	1,428	1,403
Total tons sold	1,544	1,483	9,142	7,804
Average Salt Sales Price (per ton)
Highway deicing	$77.63	$77.20	$71.52	$73.60
Consumer and industrial	$193.26	$194.35	$202.60	$195.37
Combined	$107.54	$108.27	$91.99	$95.50
Commentary: Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

•Salt sales increased $5.4 million, or 3%, primarily due to higher sales volumes, partially offset by lower average sales prices for our consumer and industrial products.
•Salt sales volumes increased 4% in total, or 61,000 tons, which increased sales by approximately $5.3 million. Highway deicing sales volumes increased 5%, reflecting an increase in sales volumes to highway and liquid magnesium chloride customers. Consumer and industrial sales volumes increased 2%, primarily due to higher non-deicing volumes.
•Combined average sales prices decreased 1%, partially offsetting the volume increase by approximately $0.1 million driven by a decrease in consumer and industrial product average sales prices.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Highway deicing average sales price increased 1% reflecting product sales mix. Consumer and industrial average sales price decreased 1% reflecting non-deicing product sales.
•Salt operating earnings increased $2.2 million, as higher sales volumes, lower per-unit production costs and lower per-unit distribution costs were offset by lower average sales prices.

Commentary: Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

•Salt sales increased $95.6 million, or 13%, primarily due to higher sales volumes, partially offset by lower combined average sales prices.
•Salt sales volumes increased 17%, increasing sales by approximately $101.3 million. Highway deicing sales volumes increased 21% reflecting more winter weather events in the second quarter of 2025 compared to the same period of the prior year. Consumer and industrial sales volumes increased 2% primarily due to higher consumer deicing volumes.
•Combined average sales prices decreased 4%, partially offsetting the volume increase by approximately $5.7 million driven by a decrease in highway average sales prices.
•Highway deicing average sales prices decreased 3% across all product categories. Consumer and industrial average sales prices increased 4% due to price increases taken to offset inflation realized in prior years. The lower average sales prices are also reflective of sales mix.
•Salt operating earnings decreased $18.2 million, due primarily to lower combined average sales prices and higher per-unit product costs, partially offset by higher sales volumes and lower per-unit distribution costs.

Plant Nutrition Results

	QTD 2025	QTD 2024	YTD 2025	YTD 2024
Plant Nutrition Sales (in millions)	$44.8	$38.8	$164.5	$138.6
Plant Nutrition Operating Earnings (Loss) (in millions)	$5.2	$(1.4)	$0.3	$(56.7)
Plant Nutrition Sales Volumes (thousands of tons)	68	56	263	205
Plant Nutrition Average Sales Price (per ton)	$659	$691	$625	$676
Commentary: Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

•Plant Nutrition sales increased 15%, or $6.0 million, due to higher sales volumes, partially offset by lower average sales prices.
•Plant Nutrition sales volumes increased 21% year over year driven by more consistent production which has allowed for increased sales. The higher sales volumes increased sales by approximately $8.2 million.
•Plant Nutrition average sales prices decreased 5%, which contributed approximately $2.2 million to the decrease in sales. Global supply and demand dynamics for fertilizer products resulted in weakening average sales prices versus the comparable prior year period.
•Plant Nutrition operating earnings increased $6.6 million to $5.2 million from an operating loss in the prior-year period of $1.4 million. Plant Nutrition operating earnings were impacted by higher sales volumes and lower per-unit product cost, partially offset by lower average sales prices and higher per-unit distribution costs.

Commentary: Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

•Plant Nutrition sales increased 19%, or $25.9 million, due to higher sales volumes, partially offset by lower average sales prices.
•Plant Nutrition sales volumes increased 28%, or 58,000 tons, which resulted in a $39.3 million increase in sales driven by more consistent production which allowed for increased sales.
•Plant Nutrition average sales prices decreased 8%, partially offsetting the increase in sales volume by $13.4 million. Average sales prices decreased due to supply conditions of potassium-based fertilizers globally.
•Plant Nutrition operating loss decreased $57.0 million to operating earnings of $0.3 million, primarily reflecting the 2024 write-off of goodwill, lower average sales prices, higher per-unit distribution costs and higher per-unit product costs, partially offset by higher sales volumes.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Outlook

•We expect Salt segment sales volumes and adjusted EBITDA to range from 10.7 million to 11.0 million tons and $220 million to $229 million, respectively, in fiscal year 2025.
•Approximately 70% of the company's North American highway deicing bidding process for the upcoming winter season has been completed. Based on regional bid results to date, we expect our average contract selling price for the coming season to be approximately 2% to 4% higher than prices in fiscal 2025. Committed bid volumes are expected to be up approximately 3% to 5% compared to fiscal 2025, which is consistent with expectations following a stronger North American highway deicing season compared to recent history.
•Plant Nutrition segment sales volumes are expected to improve to a range of 320,000 to 325,000 tons in fiscal year 2025. Positive production trends in 2025 have allowed us to pursue business beyond normally serviced markets, leading to incremental sales. For fiscal year 2025, we are expecting adjusted EBITDA in a range of $24 million to $27 million.
•Fiscal year 2025 capital expenditures are expected to be in the $75 million to $85 million range.

Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”). Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity.

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

Adjusted EBITDA increased 25.0%, or $8.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase in gross profit and a reduction in selling, general and administrative expenses. Adjusted EBITDA decreased by 18%, or $33.5 million for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024, primarily due to a reduction in gross profit and a reduction in gain related to the Fortress contingent consideration of $15.2 million, partially offset by a decrease in selling, general and administrative expenses.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(17.0)	$(43.6)	$(72.6)	$(157.8)
Interest expense	16.3	17.2	51.2	50.4
Income tax expense	3.4	32.7	22.9	20.4
Depreciation, depletion and amortization	23.2	26.1	76.5	78.4
EBITDA	25.9	32.4	78.0	(8.6)
Adjustments to EBITDA:
Stock-based compensation - non-cash	0.6	(0.7)	7.3	6.3
Interest income	(0.3)	(0.2)	(0.9)	(0.8)
Loss (gain) on foreign exchange	8.4	(0.5)	3.1	(1.1)
Loss on extinguishment of debt	7.6	—	7.6	—
Product recall costs(a)	0.3	—	2.1	—
Restructuring charges(b)	0.3	1.5	4.3	17.2
Loss on impairments, net(c)	0.7	—	53.7	175.8
Other (income) expense, net	(2.5)	0.3	2.0	1.9
Adjusted EBITDA	$41.0	$32.8	$157.2	$190.7
(a)We recorded costs related to a recall of food-grade salt produced at our Goderich plant. Refer to Note 8. Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional details.
(b)We incurred severance and related charges due to reductions in workforce and changes to executive leadership and additional restructuring costs related to the exit of the Fortress fire retardant business during the three and nine months ended June 30, 2025. We also incurred severance and related charges for the three and nine months ended June 30, 2024, related to reductions in workforce and changes to executive leadership and additional restructuring costs related to the termination of our lithium development project.
(c)For the three and nine months ended June 30, 2025, we recorded impairments of property, plant, and equipment during the three months ended June 30, 2025 and intangible assets and property, plant, and equipment for the nine months ended June 30, 2025, both related to the exit of the Fortress fire retardant business. For the three and nine months ended June 30, 2024, we recorded impairments of long-lived assets related to the termination of the lithium development project; Fortress goodwill, intangible assets and inventory; and Plant Nutrition goodwill.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $325 million revolving credit facility and our revolving AR Securitization Facility with a capacity, which is subject to certain conditions, of up to $100.0 million. As of June 30, 2025, we had liquidity of approximately $388.7 million, comprised of $79.4 million of cash and cash equivalents and $309.3 million of availability under our $325 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to indefinitely reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of June 30, 2025, we had $29.6 million of cash and cash equivalents that was either held directly or indirectly by foreign subsidiaries. In fiscal 2024, we did not repatriate any unremitted foreign earnings. During the second quarter of fiscal 2025, we revised our permanently reinvested assertion. We are expecting to repatriate approximately $11 million of unremitted foreign earnings from our U.K. operations on which there was no income tax impact as of June 30, 2025. It is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. Canadian provincial taxing

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Note 6. Income Taxes in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q, for a discussion regarding our Canadian tax reassessments.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended June 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the nine months ended June 30, 2025, an additional valuation allowance of $29.0 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

Indebtedness

As of June 30, 2025, we had $839.7 million of outstanding indebtedness, consisting of $650.0 million outstanding under our 8.00% Senior Notes due 2030, $150.0 million outstanding under our 6.75% Senior Notes due 2027, $0 of borrowings outstanding under our senior secured credit facilities under the Credit Agreement (term loans and our revolving credit facility), and $39.7 million of outstanding loans under the accounts receivable financing facility (“AR Securitization Facility”) (see Note 7. Long-Term Debt and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for more detail regarding our debt). Outstanding letters of credit totaling $15.7 million as of June 30, 2025 further reduced available borrowing capacity under our revolving credit facility to $309.3 million.

We may borrow amounts under the revolving credit facility or enter into additional financing to fund our working capital requirements, potential acquisitions and capital expenditures, and for other general corporate purposes.

Our ability to make scheduled interest and principal payments on our indebtedness, to modify our indebtedness, to fund planned capital expenditures, and to fund acquisitions will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, climate-related, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs over the next 12 months.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Furthermore, we must remain in compliance with the terms of the 2023 Credit Agreement governing our credit facilities, including the consolidated total net leverage ratio and interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indentures governing our 6.75% Senior Notes due December 2027 and our 8.00% Senior Notes due June 2030, which limit the amount of dividends we can pay to our stockholders.

On June 16, 2025, we issued $650.0 million aggregate principal amount of our 8.00% Senior Notes due 2030 in a private offering, pursuant to an indenture, dated June 16, 2025 (the “2030 Notes”), among us, the subsidiary guarantors named therein and Computershare Trust Company, N.A., as trustee. The 2030 Notes are senior unsecured obligations, with interest payable semi-annually on January 1 and July 1, commencing January 1, 2026. The Notes are guaranteed by certain of our domestic subsidiaries. The 2030 Notes will mature on June 16, 2030. We incurred $13.3 million in deferred financing costs, including arrangement, legal and other fees, and will be amortized to interest expense method over the 5-year term of the 2030 Notes.

We used the net proceeds from the 2030 Notes to (i) repay all outstanding amounts under its senior secured credit facility, including $43.5 million under the revolving credit facility and $191.3 million under the term loan, (ii) redeem approximately $350.0 million of its outstanding 6.75% Senior Notes due 2027 (the “2027 Notes”) at a redemption price of 101.125% of the principal amount, plus accrued and unpaid interest, (iii) pay transaction-related fees and expenses, (iv) increase cash on its balance sheet, and (v) for general corporate purposes. The redemption, completed on June 17, 2025, resulted in a loss on debt

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
extinguishment of $5.7 million, included in Loss on extinguishment of debt in the Consolidated Statements of Operations for the three and nine months ended June 30, 2025. The loss was comprised of a $3.9 million prepayment premium and a $1.8 million write-off of unamortized deferred financing costs. Following the redemption, $150.0 million of the 2027 Notes remain outstanding and continue to accrue interest, payable semi-annually on June 1 and December 1, with unamortized deferred financing costs of $0.8 million as of June 30, 2025.

On June 16, 2025, we entered into the fifth amendment to its 2023 Credit Agreement, originally dated April 20, 2016, as amended (the “Amended and Restated 2023 Credit Agreement”). The amendment, among other things, (i) fixed the aggregate revolving commitments at $325.0 million, eliminating the automatic periodic step-downs previously included in the December 12, 2024, amendment to the 2023 Credit Agreement, which had scheduled reductions to $250.0 million by July 1, 2026, (ii) permitted the issuance of the 2030 Notes, with net proceeds used to prepay all outstanding loans under the Existing Amended and Restated Credit Agreement, including $43.5 million outstanding under the revolving credit facility and $191.3 million outstanding under the term loan, plus accrued and unpaid interest, (iii) permitted the Company to utilize certain baskets under covenants restricting the incurrence of indebtedness, liens, investments, dividends, and junior debt prepayments, and (iv) modified the financial maintenance covenants, which are tested on a quarterly basis, as follows: (A) replace the current leverage-based covenant, which required compliance with a maximum ratio of consolidated total net indebtedness to consolidated EBITDA of 6.50x (with a step-down to 5.75x on December 31, 2025, and a further step-down to 4.75x on March 31, 2026) with a leverage-based covenant which requires compliance with a maximum ratio of consolidated first lien net indebtedness to consolidated EBITDA of 2.75x (with a step-down to 2.50x on December 31, 2025) and (B) lower the required minimum ratio of consolidated EBITDA to consolidated interest expense from 2.00x (with a step-up to 2.25x on March 31, 2026) to 1.50x. In connection with the prepayment of the term loan, we recorded a loss on debt extinguishment of $1.9 million, included in Loss on extinguishment of debt on the Consolidated Statements of Operations for the three and nine months ended June 30, 2025, related to the write-off of unamortized deferred financing costs.

On December 12, 2024, we entered into the fourth amendment to our 2023 Credit Agreement, which, among other things, eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.5x as of the last day of any quarter through the fiscal quarter ended September 30, 2025, then gradually stepping down to 4.50x for the fiscal quarter ended December 31, 2026 and thereafter. The amendment also decreased the Revolving Commitments (as defined in the Existing Credit Agreement) from $375 million to $325 million with additional reductions stepping down to $250 million on July 1, 2026.

As of June 30, 2025, we were in compliance with our debt covenants.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The table below provides a summary of our cash flows by category:

NINE MONTHS ENDED JUNE 30, 2025	NINE MONTHS ENDED JUNE 30, 2024
Operating Activities:
Net cash provided by operating activities were $204.6 million	Net cash provided by operating activities were $27.1 million
» Net loss was $72.6 million.	» Net loss was $157.8 million.
» Non-cash depreciation and amortization expense was $76.5 million.	» Non-cash depreciation and amortization expense was $78.4 million.
» Non-cash stock-based compensation expense was $7.3 million.	» Non-cash stock-based compensation expense was $6.3 million.
» Non-cash loss on impairments, net, was $53.7 million.	» Non-cash loss on impairments, net, was $173.4 million.
» Non-cash gain from remeasurement of contingent consideration was $7.9 million.	» Non-cash gain from remeasurement of contingent consideration was $23.1 million.
» Non-cash loss on extinguishment of debt was $7.6 million.	» Working capital items were a use of operating cash flows of $55.3 million.
» Working capital items were a source of operating cash flows of $137.1 million.
Investing Activities:
Net cash flows used in investing activities were $34.7 million.	Net cash flows used in investing activities were $95.0 million.
» Net cash flows used in investing activities included $53.8 million of capital expenditures.	» Net cash flows used in investing activities included $93.3 million of capital expenditures.
» Included net proceeds from the sale of Fortress of $19.6 million.
Financing Activities:
Net cash flows used in financing activities were $111.5 million.	Net cash flows provided by financing activities were $42.2 million.
» Included repayments, net of borrowings, on our revolving credit facility of $190.1 million.	» Included borrowings, net of repayments, on our revolving credit facility of $70.4 million.
» Included repayments, net of borrowing, on our long-term debt of $1.7 million.	» Included repayments, net of borrowing, on our long-term debt of $0.9 million.
» Included principal payments to pay down the term loan of $191.3 million.	» Included the payment of dividends of $12.7 million.
» Included proceeds from the issuance of 2030 Notes of $650.0 million.	» Included the payment of contingent consideration of $9.1 million.
» Included the repurchase of 2027 Notes of $350.0 million and a premium paid related to the repurchase of $3.9 million.
» Included the payment of deferred financing costs of $15.5 million.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events; consequently, the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our operating cash flows for the nine months ended June 30, 2025, reflect the seasonal decrease in inventory due to the end of the winter season. During the nine months ended June 30, 2024, we paid liabilities accrued as of September 30, 2023, including the remaining $10 million settlement payment to the SEC, accrued incentive compensation and other liabilities. Additionally, at the end of Fortress’ contract term with the USFS, we recognized revenue previously deferred in accrued liabilities and decreased our contingent consideration liability.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Standard for Food Safety certifying body, the Canadian Food Inspection Agency (“CFIA”) and the U.S. Food and Drug Administration (“FDA”). We worked with the CFIA to obtain and assess the reported foreign material, complete the necessary investigation, and determine the next steps. The recall in the United States, supervised by the FDA, is complete and the matter is closed with FDA. Refer to Note 8. Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional details.

We continue to assess the scope and magnitude of additional customer claims. At this time, based on currently available information and our applicable insurance coverage, we do not believe any incremental losses will have a material adverse effect on our results of operations or cash flows in future periods.

Other Matters

See Note 6. Income Taxes and Note 8. Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion regarding labor, environmental and litigation matters.

Recent Accounting Pronouncements

See Note 1. Accounting Policies and Basis of Presentation in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion of recent accounting pronouncements.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in the legal proceedings described in Note 6. Income Taxes and Note 8, Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition, except as otherwise described in Note 6. Income Taxes and Note 8, Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q. There have been no material developments since September 30, 2024 with respect to our legal proceedings, except as described in Note 6. Income Taxes and Note 8, Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three and nine months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 6.    Exhibits

Exhibit No.	Exhibit Description
4.1*
Indenture, dated June 16, 2025, respecting Compass Minerals International, Inc.’s 8.000% Senior Notes due 2030, by and among Compass Minerals International, Inc., the subsidiary guarantors named therein and Computershare Trust Company, N.A., as trustee.

4.2*	Form of 8.000% Senior Note due 2030 (included in Exhibit A to Exhibit 4.1 hereof).
10.1*
Amendment No. 5, dated June 16, 2025, to the Credit Agreement dated as of April 20, 2016 as amended and restated as of November 26, 2019, as further amended and restated as of May 5, 2023, as further amended as of March 27, 2024, as of August 12, 2024, as of September 13, 2024 and as of December 12, 2024, by and among Compass Mineral International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto.

19	Securities Trading Policy (incorporated herein by reference to Exhibit 19 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Certifications of Edward C. Dowling, Jr. (President and Chief Executive Officer), and Peter Fjellman (Chief Financial Officer) furnished pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements and (vii) document and entity information tagged as blocks of text and including detailed tags.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed or furnished herewith, as applicable.
** Submitted electronically with this Report.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: August 11, 2025	By:	/s/ Peter Fjellman
Peter Fjellman
Chief Financial Officer
(Principal Financial Officer)