Form 10-K
period 2025-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2025-12-12
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

As of March 31, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $318,890,203, based on the closing sale price of $9.29 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at December 8, 2025 was 41,819,495 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Certain portions of the registrant’s definitive proxy statement, in connection with its 2026 annual meeting of stockholders, to be filed within 120 days of September 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.	Part III, Items 10, 11, 12, 13 and 14

Auditor Name	Auditor Location	Auditor Firm ID
KPMG LLP	Kansas City, MO	185

COMPASS MINERALS INTERNATIONAL, INC.

1	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including without limitation our or management’s beliefs, expectations or opinions; statements regarding future events or future financial performance; our plans, objectives and strategies; our outlook, including expected sales volumes and costs; the useful life of our mine properties; conversion of mineral resources into mineral reserves; existing or potential capital expenditures, capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed or recently enacted legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the United States (“U.S.”); repatriation of foreign earnings to the U.S.; payment of future dividends and ability to reinvest in our business; our ability to optimize cash accessibility and minimize tax expense; our debt service requirements; our liquidity needs; realization of potential savings from our restructuring activities; funding obligations for our United Kingdom (“UK”) pension plan; outcomes of matters with taxing authorities; the seasonality of our business; the effects of climate change on us; and our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this Form 10-K, are forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. We use words such as “may,” “would,” “could,” “should,” “will,” “likely,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “outlook,” “project,” “estimate” and similar expressions suggesting future outcomes or events to identify forward-looking statements or forward-looking information. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially. In evaluating these statements, you should carefully consider various risks, uncertainties and factors including, but not limited to, those listed under “Risk Factors” and elsewhere in this Form 10-K. Forward-looking statements are only predictions and are subject to certain risks and uncertainties that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this Form 10-K as a result of factors, risks, and uncertainties, over many of which we do not have control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Form 10-K, we cannot guarantee future results, levels of activity, performance or achievements. We do not undertake, and hereby disclaim any obligation or duty, unless otherwise required to do so by applicable laws, to update any forward-looking statement after the date of this Form 10-K regardless of any new information, future events or other factors. The inclusion of any statement in this Form 10-K does not constitute our admission that the events or circumstances described in such statement are material to us.

Factors that could cause actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•risks relating to our mining and industrial operations;
•risks relating to unexpected or variations in geological conditions;
•risks relating to variations in weather conditions;
•our continued ability to access ambient lake brine in the Great Salt Lake;
•dependency on a limited number of key production and distribution facilities and critical equipment;
•the inability to fund necessary capital expenditures or successfully complete capital projects;
•risks and uncertainties in estimating our economically recoverable reserves and resources, our useful life of our mine properties, and our conversion of mineral resources into mineral reserves;
•risks relating to strikes, other forms of work stoppage or slowdown or other union activities;
•supply constraints or price increases for energy and raw materials used in our production processes;
•the seasonal demand for our products;
•variables impacting effective inventory management may adversely impact our performance;
•the impact of anticipated changes in potash product prices and customer application rates;
•the impact of competition on the sales of our products;
•inflation could result in higher costs and decreased profitability;
•the impact of increasing costs or a lack of availability of transportation services;
•risks associated with our international operations and sales, including changes in currency exchange rates;
•conditions in the sectors where we sell products and supply and demand imbalances for competing products;
•our indebtedness and inability to pay our indebtedness;
•restrictions in our debt agreements that may limit our ability to operate our business, incur additional debt, pay dividends, refinance debt and to do so at favorable terms, and may require accelerated debt payment;
•exposure to tax liabilities could adversely impact our profitability, cash flow, and liquidity;
•the inability of our customers to access credit or a default by our customers of trade credit extended by us;

2	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•our ability to satisfy financial assurance requirements;
•the payment of any future cash dividends;
•our rights and governmental authorizations to mine and operate our properties;
•risks relating to unanticipated litigation or investigations or pending litigation or investigations or other contingencies;
•compliance with environmental, health and safety laws and regulations;
•risks relating to environmental liabilities;
•compliance with foreign and U.S. laws and regulations related to import and export requirements and anti-corruption laws;
•changes in laws, industry standards and regulatory requirements;
•risks relating to product liability claims and product recalls;
•misappropriation or infringement claims relating to intellectual property;
•inability to obtain required product registrations or increased regulatory requirements;
•our ability to successfully implement our strategies;
•risks relating to labor shortages and the loss of key personnel;
•a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data;
•the effects of climate change and related laws and regulations;
•our ability to expand our business through acquisitions and investments, realize anticipated benefits from acquisitions and investments and integrate acquired businesses;
•outbreaks of contagious disease or similar public health threats;
•domestic and international general business, economic, political, regulatory, social and financial market conditions;
•our ability to successfully remediate the material weaknesses in internal control over financial reporting disclosed in this Form 10-K; and
•other risks and uncertainties included in this Form 10-K or reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

MARKET AND INDUSTRY DATA AND FORECASTS

This Form 10-K includes market share and industry data and forecasts that we obtained from publicly available information and industry publications, surveys, market research, internal company surveys and consultant surveys. Industry publications and surveys, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental U.S. and Canada, references to the UK, include only England, Scotland and Wales, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North American consumer and industrial salt and highway deicing salt markets are generally based on historical sales volumes, (b) UK highway deicing salt sales are generally based on historical sales volumes, and (c) sulfate of potash are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds and one metric ton equals 2,204.6 pounds.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy, and other information with the SEC and our SEC filings are available at the SEC’s website at www.sec.gov. Copies of these documents are also available free of charge on our website, www.compassminerals.com. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. The information on our website (or any webpages referenced in this Form 10-K) is not part of this or any other report we file with, or furnish to, the SEC. Further, our references to website URLs are intended to be inactive textual references only.

You may also request a copy of any of our filings, at no cost, by writing or telephoning:

Investor Relations
Compass Minerals International, Inc.
9900 West 109th Street, Suite 100
Overland Park, Kansas 66210

3	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

For general inquiries concerning us, please call (913) 344-9200.

Unless the context requires otherwise, references in this Form 10-K to the “Company,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries collectively.
ITEM 1.    BUSINESS

General Development Of Business

Compass Minerals International, Inc. through its subsidiaries is a leading provider of essential minerals, primarily salt and plant nutrition. Our production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“UK”). The Company also provides records management services in the UK.

Back-to-Basics Strategy

Our back-to-basics strategy focuses on improving cash flow generation and returns on capital in our core Salt and Plant Nutrition businesses through cost management and appropriate flexibility in capital intensity. We are committed to continually balancing inventory volumes, improving our cost structure, and enhancing profitability, leveraging our unique assets with durable competitive advantages and strong leadership positions in our respective marketplaces. We believe this strategy will enable us to create meaningful, long-term shareholder value and strengthen our financial performance.

To achieve the strategy of improving cash flow generation and returns on capital in the core Salt and Plant Nutrition businesses, we have taken the following specific actions:
•Cost management. Implementing cost control measures to reduce expenses and to improve our cost structure and profitability.
•Debt reduction. Reducing levels of indebtedness to create long-term shareholder value.
•Continually balancing inventory volumes. Optimizing inventory volumes and associated cash impacts, while ensuring market opportunities are met.
•Flexibility in capital intensity. Optimizing our capital expenditures to enhance cash flow and returns on capital.

The following are key actions we took on our back-to-basics strategy to strengthen our financial performance for the fiscal year ended September 30, 2025.
•Exited the Fire Retardant Business. On March 25, 2025, we announced actions to further optimize the cost structure of the Company and focus on activities in our core Salt and Plant Nutrition businesses. As a result, we began the process of exiting the Fortress North America, LLC (“Fortress”) fire retardant business and terminated the employment of all Fortress employees. On May 30, 2025, we entered into an Asset Purchase Agreement and sold substantially all Fortress assets. See Part II, Item 8, Note 1. Organization and Formation and Note 2. Summary of Significant Accounting Policies of our Consolidated Financial Statements for further information.
•Selling, General, and Administrative Cost Reduction. Selling, general, and administrative (“SG&A”) expenses decreased 17.8%, or $24.5 million, during the fiscal year ended September 30, 2025, compared to the fiscal year ended September 30, 2024, primarily due to reductions in corporate compensation expense and professional services.
•Refinancing Transaction. On June 16, 2025, we issued $650.0 million aggregate principal amount of our 8.00% Senior Notes due 2030 (the “2030 Notes”). We used the net proceeds from the 2030 Notes to (i) repay all outstanding amounts under our senior secured credit facility, including $43.5 million under our revolving credit facility and $191.3 million under our term loan and (ii) redeem approximately $350.0 million of our outstanding 6.75% Senior Notes due 2027 at a redemption price of 101.125% of the principal amount, plus accrued and unpaid interest. For further information, see Part II, Item 8, Note 10. Long Term Debt and Finance Lease Liabilities of our Consolidated Financial Statements.
•Continually Balancing Inventory Volumes. Throughout the fiscal year ended September 30, 2025, we realized a working capital release of nearly $117 million out of finished goods inventory. See Part II, Item 8, Note 5. Inventories of our Consolidated Financial Statements for further details of our inventory balances.

4	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•Capital Expenditure Reduction. Capital expenditures decreased 39.0%, or $44.5 million, during the fiscal year ended September 30, 2025, compared to fiscal year ended September 30, 2024.
•Dividends. The Board of Directors did not declare dividends, and does not expect to declare dividends for the foreseeable future in order to align the Company’s capital allocation priorities with its corporate focus on accelerating cash flow generation and debt reduction.

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5. Inventories and Note 10. Long Term Debt and Finance Lease Liabilities under Part II. Item 8 of this Form 10-K for additional information.

Description Of Business

Compass Minerals is a leading provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Our plant nutrition products help improve the quality and yield of crops, while supporting sustainable agriculture. As of September 30, 2025, we operate 12 production and packaging facilities with more than 1,800 employees throughout the U.S., Canada and the UK, including:
•The largest underground rock salt mine in the world in Goderich, Ontario, Canada;
•The largest dedicated rock salt mine in the UK in Winsford, Cheshire;
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

Our business is operated in two reportable segments, Salt and Plant Nutrition. The results of operations for the Company’s exited fire retardant business, records management business, and other incidental revenues are included in Corporate and Other and are not material to our consolidated financial results.

Our Salt segment provides highway deicing salt to customers in North America and the UK as well as consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation and other salt-based products for consumer, industrial, chemical and agricultural applications in North America. In the UK, we operate a records management business utilizing excavated areas of our Winsford salt mine with one other location in London, England.

Our Plant Nutrition segment produces and markets SOP products in various grades domestically and internationally to distributors and retailers of crop inputs, as well as growers and for industrial uses. We market our SOP under the trade name Protassium+®.

We sell our salt and plant nutrition products primarily in the U.S., Canada and the UK. See Part II, Item 8, Note 12. Operating Segments to our Consolidated Financial Statements for financial information relating to our operations by geographic areas.

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

Through our Salt segment, we produce, market and sell salt (sodium chloride) and magnesium chloride in North America and sodium chloride in the UK. Our Salt products include rock salt, mechanically-evaporated salt, solar-evaporated salt, brine magnesium chloride and flake magnesium chloride. We also purchase potassium chloride (“KCl”) and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products. Sodium chloride represents the vast

5	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

majority of the products we produce, market and sell. For the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, the Salt segment sales as a percentage of total sales accounted for approximately 82%, 81%, and 84%, respectively, of our sales (see Part II, Item 8, Note 12. Operating Segments of our Consolidated Financial Statements for segment financial information).

Our Salt segment products are used in a wide variety of applications, including as a deicer for roadways, consumer and professional use, as an ingredient in chemical production, for water treatment, human and animal nutrition and for a variety of other consumer and industrial uses.

Historical demand for salt has remained relatively stable during periods of rising prices and through a variety of economic cycles due to its relatively low cost and diverse number of end uses. As a result, our cash flows from our Salt segment are not materially impacted by economic cycles. However, demand for deicing salt products is primarily affected by the number and intensity of snow events and temperatures in our service territories and fluctuations have impacted, and may impact, our cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for more information on the seasonality of our Salt segment results.

Salt Industry Overview

In our primary markets, we estimate that the consumption of highway deicing rock salt in North America, including rock salt used in chemical manufacturing processes, is approximately 39 million tons per year, assuming average winter weather conditions. In the UK, we estimate that the consumption of highway deicing salt is approximately 2 million tons per year, assuming average winter weather conditions. We also estimate that salt consumption in the U.S. has increased at a long-term historical average rate of flat to approximately 1% per year, although there have been recent fluctuations above and below this average driven primarily by winter weather variability.

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

Highway deicing, including salt sold to chemical customers, constituted 63% of our fiscal 2025 Salt segment sales. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process with governmental entities, as well as through multi-year contracts. Price, product quality and delivery capabilities are the primary competitive market factors. Some sales also occur through negotiated sales contracts with customers, particularly in the UK. Since transportation costs are a relatively large portion of the delivered cost of our products to customers, locations of salt sources and distribution networks also play a significant role in the ability of suppliers to cost-effectively serve customers. We have an extensive network of approximately 80 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi River and Ohio River systems. Deicing salt product from our Ogden facility supplies customers in the Western and upper Midwest regions of the U.S. Treated rock salt, which is typically rock salt with brine magnesium chloride and organic materials that enhance the salt’s performance, is sold throughout our markets.

We believe our production capability at our Winsford mine and favorable logistics position enhance our ability to meet the UK’s winter demands. Due to our strong position, we are viewed as a key supplier by the UK’s Highways Agency. In the UK, approximately 75% of our highway deicing customers have multi-year contracts.

Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. On average, over the last three years, approximately two-thirds of our deicing product sales occurred during the North American and European winter months of November through March. The vast majority

6	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Sales of our consumer and industrial products accounted for 37% of our fiscal 2025 Salt segment sales. We are the third largest producer of consumer and industrial salt products in North America. These products include commercial and consumer applications, such as water conditioning, consumer and professional ice control, food processing, agricultural applications, table salt and a variety of industrial applications. We estimate we are among the largest private-label producers of water conditioning salt in North America and of table salt in Canada. Our Sifto brand encompasses a full line of salt products, which are well recognized in Canada.

Our consumer and industrial products include both private-label and Company brands. Our consumer and industrial product line is distributed through many channels, including retail, agricultural, industrial, janitorial and sanitation, and resellers. These consumer and industrial products are channeled from our plants and third-party warehouses to our customers using a combination of direct sales personnel, contract personnel and a network of brokers or manufacturers’ representatives.

The chart below shows our annual sales volumes of Salt segment products for the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023:

Competition

We face strong competition in each of the markets in which we operate. In North America, other large, nationally and internationally recognized companies compete with our Salt segment products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America, which mostly impact the East Coast and West Coast of North America, where we have minimal market presence. Two competitors serve the highway deicing salt market in the UK, one in Northern England and one in Northern Ireland. Typically, there are not significant imports of highway deicing salt into the UK.

Salt is a commodity, which limits the potential for product differentiation and increases competition. Additionally, low barriers to entry in the consumer and industrial markets increase competition. Our advantageous geographical locations, superior assets, including the scale and deep-water port associated with our Goderich Mine, complimented by our distribution network, strengthen our competitive position.

7	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Our Plant Nutrition segment currently generates nearly all of its sales and earnings through the production and sale of SOP. There are two major forms of potassium-based fertilizer, SOP, a specialty form of potassium which also provides plant-ready sulfur, and muriate of potash (“MOP” or “KCl”). Based on data from Green Markets® A Bloomberg Company, management estimates the average annual worldwide consumption of all potash fertilizers is approximately 81 million tons, with MOP accounting for approximately 88% of all potash used in fertilizer production. SOP represents approximately 9% of all potash production. The remainder of potash is supplied in forms containing varying concentrations of potassium (expressed as potassium oxide) along with different combinations of co-nutrients. SOP, which contains the equivalent of approximately 50% potassium oxide, maintains a price premium over MOP due to the fact that it contains the secondary nutrient, sulfur, does not contain chlorides and is more expensive to produce than MOP. Additionally, many high-value or chloride-sensitive crops experience improved yields and quality when SOP is applied instead of MOP. SOP is also a more cost-effective alternative to other forms of specialty potash.

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

Approximately 88% of our Plant Nutrition segment sales in fiscal 2025 were made to U.S. customers, who include retail fertilizer dealers and distributors of agricultural products as well as professional turf care customers. In some cases, these dealers and distributors combine or blend our Plant Nutrition segment products with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

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

8	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our Protassium+ product line is generally sold to crop input distributors and dealers who may blend our products with other fertilizer products to sell to farmers and growers, or it may be sold as the final product. Our commercial efforts focus on educating and selling the agronomic benefits of SOP as a source of potassium nutrients.

Competition

SOP is marketed globally; based on our latest information, approximately 62% of the world’s tons of estimated capacity is located in China. Management estimates global SOP capacity to be as follows:

Source: Green Markets ® A Bloomberg Company

We are the leading SOP producer and marketer in North America and we also market SOP products internationally, depending on market conditions. Our major competition for SOP sales in North America includes imports from the European Union. Fluctuations in the values of foreign currencies in relation to the U.S. dollar, coupled with Baltic freight rates impact the level of international competition we face. As the only SOP producer with production facilities in North America, and as a result of our logistically favorable production site near Ogden, Utah, we estimate that our share of the North American market is sizable. In addition to imported SOP, there is functional competition between SOP and other forms of potassium crop nutrients, such as MOP. The specialty plant nutrient market is highly fragmented because commodity and specialty crops require specialty plant nutrients in varying degrees depending on the crop and soil conditions.

OTHER BUSINESSES

DeepStore is our records management business in the UK that utilizes portions of previously excavated space in our salt mine in Winsford, Cheshire, and one warehouse location in London, England for secure underground document and archive storage. Currently, DeepStore does not have a significant share of the document storage market in the UK, and it is not material to our consolidated financial statements.

Prior to May 30, 2025, Fortress was our fire retardant business, which worked to develop long-term aerial and ground-applied fire retardant products to help prevent and combat wildfire. The fire retardant revenue generated in the U.S. was not material to our consolidated financial statements. Fortress had one primary customer, the U.S. Forest Service (“USFS”), for the 2023 fire season. Fortress did not secure a contract for the 2024 fire season. On March 25, 2025, we announced actions to further optimize the cost structure of the Company and focus on our core Salt and Plant Nutrition businesses. On May 30, 2025, we entered into an Asset Purchase Agreement, selling substantially all Fortress assets.

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

9	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

on the acquisition and maintenance of these rights. However, we rely primarily on the innovative skills, technical competence, operational knowledge and marketing abilities required by our business in order to succeed.

We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. Our trademarks registered pursuant to applicable intellectual property laws include, but are not limited to, COMPASS MINERALS, AMERICAN STOCKMAN, CANADIAN STOCKMAN, DUSTGARD, FREEZGARD, ICEAWAY, PROSOFT, SAFE STEP, SAFE STEP PRO, SIFTO, SURESOFT, SURE PAWS and PROTASSIUM+.

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

HUMAN CAPITAL MANAGEMENT

As of September 30, 2025, we employed 1,849 employees, of which 906 were located in the U.S., 761 were located in Canada, and 182 were located in the UK. Nearly 50% of our workforce is represented by collective bargaining agreements (“CBA”). Of our 12 CBAs in effect on September 30, 2025:
•Six expired in fiscal 2025 (including our Cote Blanche mine), four of which were renewed/renegotiated and two are still in the process of being negotiated;
•Four will expire in fiscal 2026 (including our Goderich mine, which have 393 positions represented by a CBA); and
•Two will expire in fiscal 2027.

We believe that our workforce drives the success of our Company and is paramount to creating long-term value. We strive to put our employees first and foster an environment in which their safety, well-being, career progression and sense of belonging are prioritized. By investing in our workforce and culture, we are helping to ensure a strong, sustainable future for our Company.

Environmental, Health and Safety
At Compass Minerals, we prioritize a safe and healthy work environment for all our employees. We are focused on the ultimate goal of zero harm, which includes zero injuries to our employees and contractors, and zero environmental incidents. This goal requires the collaboration and participation of all employees, at every site. We measure zero harm by how we are decreasing our total recordable injury rate (“TRIR”) and improving our environmental compliance-based metrics. For the fiscal year ended September 30, 2025, our TRIR is 1.5. Our reporting standard, TRIR, is a stringent incident reporting standard based upon the U.S. Department of Labor’s Mine Safety and Health Administration regulations. The standard includes all medical treatment, lost time and restricted-duty injuries based upon 200,000 exposure hours to enable increased reporting consistency across our organization and provides greater clarity of operational safety performance and capabilities.

We approach health and safety through the lens of continuous improvement and utilize an environmental, health and safety framework that includes policies, procedures, training and Company standards that go beyond compliance. Each of our sites have a safety committee, which includes employees and management, and when applicable, union representation. In fiscal 2025, focus groups were formed to re-evaluate our top risks, review policies and create the framework to introduce standardized fatal risk management tools in fiscal 2026. To keep health and safety top of mind throughout the year, we encourage our employees to begin internal meetings with a safety reminder or a lesson learned, known as a “safety share.”

10	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Employee Inclusion and Belonging
We believe that every voice matters and we are dedicated to creating a work environment where each employee feels valued, represented and encouraged. We are guided by our Core Values and are committed to creating a safe and inclusive organization where all are treated with dignity. We are focused on hiring, promoting and retaining exceptional talent and seek to attract individuals with a broad range of backgrounds and experiences, which strengthens our culture and brings a wider range of perspectives to help solve critical issues. To promote inclusion, belonging and alignment with our culture, we support our employee resource groups, which are each accessible to all employees and offer opportunities for mentoring, development and engagement while also helping to drive business results.

Employee Development
In fiscal 2025, we continued to provide Compass Minerals University (“CMU”), an online platform for employee training and development. CMU provides our employees with on‑demand access to more than 500 learning modules on topics ranging from project management to strategic thinking to emotional intelligence. We also developed and launched training this year for frontline supervisors, covering topics such as training on performance mindset, team effectiveness and communication styles. Additionally, we make programs available through our employee resource groups that provide development opportunities to help employees increase their knowledge and grow professionally.

Additionally, employees have opportunities for professional development through strategic partnerships with several outside organizations such as Central Exchange, Women in Mining, Society of Women Engineers, and American Royal, as well as through membership in trade groups, including The Fertilizer Institute, UK Salt Association and Ontario Mining Association.

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

While a number of our capital projects indirectly result in environmental improvements, we estimate that our fiscal 2025 environmental-specific capital expenditures were $0.9 million. We expect to have approximately $2.2 million of environmental-specific capital expenditures in fiscal 2026 on a variety of projects. However, future capital expenditures are subject to a number of uncertainties, including changes to environmental laws and regulations, changes to our operations or unforeseen remediation requirements, and these expenditures could exceed our expectations.

As of September 30, 2025, we recorded $2.8 million of accruals for environmental liabilities. We accrue for environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation or remediation activities and the expenditures for these activities are reasonably estimable. However, the extent and costs of any

11	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Our Cote Blanche mine, an underground salt mine located in St. Mary Parish, Louisiana, is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”). MSHA is required to regularly inspect the Cote Blanche mine and issue a citation, or take other enforcement action, if an inspector or authorized representative believes that a violation of the Mine Act or MSHA’s standards or regulations has occurred. As required by MSHA, these operations are regularly inspected by MSHA personnel. See “Mine Safety Disclosures” and Exhibit 95 to this Form 10-K for information concerning mine safety violations and other regulatory matters required by SEC rules. The cost of compliance and penalties for violations of the Mine Act have been and could potentially be significant. Our underground salt mines located in Goderich, Ontario, Canada and Winsford, Cheshire, UK are subject to similar regulations regarding health and safety, and the cost of compliance with these regulations also have been and are expected to be significant.

We have post-closure reclamation obligations with respect to our mines, primarily arising under our mining permits or by agreement. Many of these obligations include requirements to maintain financial surety bonds to fund reclamation and site cleanup following the ultimate closure of our mines or certain other facilities. As a result, we maintain financial surety bonds to satisfy these obligations.

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

In fiscal 2024, we announced a binding Voluntary Agreement (“Voluntary Agreement”) with the Utah Division of Forestry, Fire and State Lands (“FFSL”) outlining water and land conservation commitments we are making toward the long-term health of the Great Salt Lake. Among other things, the Voluntary Agreement outlines a progressive set of brine withdrawal caps for certain of our consumptive water rights, based on annual lake elevation and informed by the Great Salt Lake Strategic Plan. Although our brine consumption is reduced to 50% of our certificated water right for calendar year 2026, our brine extraction plan for 2026 is well below this limit and we do not expect any impacts to production. We may be impacted in the future if low lake levels result in further reductions as specified in the Voluntary Agreement with the Utah Division of FFSL, which outlines negotiated brine withdrawal limits based on annual lake elevation, discussed further in Item 1, “Business—Environmental, Health and Safety Matters and Other Regulatory Matters.”

12	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Taxes and Tariffs - We are subject to complex requirements of federal, state, local and foreign laws and regulations related to taxation, tariffs and import duties. See Part II, Item 8, Note 8. Income Taxes of our Consolidated Financial Statements for more information on taxes.

Import and Export Requirements, Anti-Corruption Laws and Related Matters - We manufacture, market and sell our products both inside and outside the U.S. and ship our products across international borders. As a result, we are required to comply with a number of U.S. and international regulations, which include fair competition (antitrust) laws, import and export requirements, customs laws and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act and the Canadian Corruption of Foreign Public Officials Act, which generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage.

Employment and Labor Relations - We are also subject to numerous federal, state, local and foreign laws and regulations governing our relationships with our employees, including those relating to wages, overtime, labor matters, working conditions, hiring and firing, non-discrimination, immigration, work permits and employee benefits.

Impacts of Regulatory Matters

Costs of compliance with laws and regulations, including management effort, time and resources, have been and are expected to continue to be significant. These costs include the capital projects related to environmental improvements discussed above. New or proposed regulatory programs (including EHS regulatory programs), as well as future interpretations and enforcement of existing laws and regulations, may impact our business significantly, our ability to serve customers, preclude us from conducting business with governmental entities, require modification to our facilities, lead to substantial increases in operating costs, penalties, injunctions, civil remedies or fines or cause interruptions, modifications or a termination of operations, the extent of which we cannot predict. Anticipating future compliance obligations, implementing compliance plans and estimating future costs can be particularly challenging while laws and regulations are under development and have not been adopted. For further discussion, see Item 1A, “Risk Factors.”

13	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 1A.    RISK FACTORS

We are subject to a number of risks that could have a material adverse effect on our business, financial condition, results of operations and the value of our securities. You should carefully consider the following risks and all of the information set forth in this Form 10-K. The risks described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

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

Management identified material weaknesses in internal control over financial reporting in conjunction with the restatement described in the Explanatory Note of our Form 10-K/A, filed with the SEC on October 29, 2024. The description of the material weaknesses that were determined to exist as of September 30, 2024 and September 30, 2023 is included under Part II Item 9A of this Form 10-K.

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

Our operations can involve or be subject to significant risks and hazards, including environmental hazards, industrial accidents and natural disasters. Our underground salt mining operations and related processing activities have in the past, and may in the future, be subject to hazards such as industrial and mining accidents, fire, natural disasters, explosions, unusual or unexpected geological formations or movements, water intrusion and flooding. For example, MSHA considers our Cote Blanche mine to be a “gaseous mine” and, as a result, is subject to a heightened risk of explosion and fire. These potential risks include damage or impacts from pipeline and storage tank leaks and ruptures; explosions and fires; mechanical failures; earthquakes, tornadoes, hurricanes, flooding and other natural disasters; and chemical spills and other discharges or releases of toxic or hazardous substances or gases at our sites or during transportation.

These hazardous activities pose significant management challenges and could result in loss of life, a mine shutdown, damage to or destruction of our properties and surrounding properties, production facilities or equipment, production delays or business

14	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

The results of our operations are dependent on and vary due to weather conditions and lake level fluctuations. Additionally, adverse weather conditions or significant changes in weather patterns could adversely affect us.
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

In addition, our ability to produce SOP, sodium chloride and magnesium chloride, from our solar evaporation ponds located near Ogden, Utah, is dependent upon sufficient lake brine levels in the Great Salt Lake and hot, arid summer weather conditions. Prolonged periods of precipitation, lack of sunshine, cooler weather or increased mountain water run-off during the evaporation season could reduce mineral concentrations and evaporation rates, leading to decreases in our production levels. Other factors such as state or federal actions to manage the salinity of the Great Salt Lake could also alter north arm lake levels and disrupt our evaporation production cycle, impact our access to ambient lake brine in the Great Salt Lake or increase our related capital expenditures and production costs. Similarly, in recent years drought, decreased mountain snowfall and associated fresh water run-off have reduced brine intake levels, impacting subsequent harvests in 2024 and 2025. Future occurrences of drought and/or reduced runoff could also impact mineral composition and our mineral harvesting process, amount and timing. Similar factors could negatively impact the lake level and concentration of sulfates at the Big Quill Lake, impacting the operations at our Wynyard, Saskatchewan, Canada, facility, and potentially leading to decreased production levels, increased operating costs and significant additional capital expenditures.

Weather conditions have historically caused volatility in the agricultural industry (and indirectly in our results of operations) by causing crop failures or significantly reduced harvests, which can adversely affect application rates, demand for our SOP products and our customers’ creditworthiness. Weather conditions can also lead to a reduction in farmable acres due to flooding, drought or wildfires, reducing the need for application of plant nutrition products for the next planting season, which could result in lower demand for our SOP products and impact sale prices.

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

15	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

For example, our two North American salt mines together constituted approximately 70% of our salt production capacity as of September 30, 2025, and supply most of the salt sold by our North American highway deicing business and significant portions of the salt sold by our consumer and industrial business. A production interruption at one of our salt mines could adversely affect our ability to fulfill our salt contracts and our ability to secure future contracts in affected markets or other markets or could lead to increased costs to service customers from alternative supply sources. Our salt mines also have limited access ways and shafts and any inability to use these access ways and shafts could impede our ability to operate or cause a production interruption. In addition, we only have a limited number of distribution facilities in the markets in which we sell our salt products. Failure to have our salt products at a specific distribution facility when needed (for example during a snow event) could adversely impact our ability to fulfill our highway deicing sales contracts, resulting in significant contractual penalties and loss of customers.
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

16	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
•the indigenous interest and rights of the First Nation organization in the provinces of Saskatchewan, Ontario and Nova Scotia, and the related consultation requirements applicable to us in these provinces with First Nation, which may impact our ability to obtain permits, lease extensions, mine and conduct our business; and
•our ability to convert all or any part of our resources to economically extractable mineral reserves.

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
Nearly 50% of our workforce in the U.S., Canada and the UK is represented by CBAs. Of our 12 CBAs in effect on September 30, 2025:
•Six expired in fiscal 2025 (including our Cote Blanche mine), four of which were renewed/renegotiated and two are still in the process of being negotiated;
•Four will expire in fiscal 2026 (including our Goderich mine, which have 393 positions represented by a CBA); and
•Two will expire in fiscal 2027.
Unsuccessful contract negotiations, strained labor relations at any of our locations or other labor-related factors have in the past, and could in the future, result in strikes, work stoppages, work slowdowns, or other forms of labor disruption. These disruptions may lead to increased operational costs, delays in fulfilling customer commitments and reputational harm. Ultimately, they could adversely affect our financial condition, operating results and long-term strategic objectives.

Our production processes rely on the consumption of natural gas, electricity, diesel, and certain other raw materials. A significant interruption in the supply or an increase in the price of any of these could adversely affect our business.

Energy costs, primarily natural gas, electricity, and diesel represent a substantial part of our total production costs. Our profitability is impacted by the price and availability of natural gas, electricity, and diesel we purchase from third parties. Natural gas is a primary energy source used in the mechanically evaporated salt production process. We do not have arrangements in place with back-up suppliers. We use natural gas derivatives to hedge some of our financial exposure to the price volatility of natural gas. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas or electricity to our production facilities, could have a material adverse effect on our business, financial condition and results of operations.
We use KCl in our salt and plant nutrition operations. Large price fluctuations in KCl can occur without a corresponding change in the sales price of our products sold to our customers. This could change the profitability of our products that require KCl, which could materially affect the results of our operations. In certain cases, we also source raw materials from a sole

17	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

If seasonal demand is greater than we expect, or we experience increased costs and product shortages, our customers may turn to our competitors for products that they would otherwise have purchased from us. If seasonal demand is less than we expect, we may have excess inventory to be stored (in which case we may incur increased storage costs) or liquidated (in which case the selling price may be below our costs). If prices for our products rapidly decrease, we may be subject to inventory write-downs. Our inventories may also become impaired through obsolescence or the quality may be impaired if our inventories are not stored properly. Low seasonal demand could also lead to increased unit costs if our production levels are curtailed.

Variables impacting effective inventory management may adversely impact our performance.

Efficient inventory management is essential to our performance. We must maintain appropriate inventory levels and product mix to meet customer demand, while minimizing costs related to storing and holding excess inventory. If our inventory management decisions do not accurately align to demand or otherwise result in excess inventory, as has happened in the past, our financial results may be adversely impacted by markdowns, impairment charges, or impact to subsequent period production rates. Conversely, if we do not maintain enough inventory to satisfy the demand of our customers, we may lose business to our competitors. Any such inefficiencies in inventory management could negatively affect our operations and results.

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

18	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

The demand for our products may be adversely affected by technological advances or the development of new or less costly competing products. For example, the development of substitutes for our plant nutrition products that can more efficiently mix with other agricultural inputs or have more efficient application methods may impact the demand for our products. In addition, new production methods or sources for our products or the development of substitute or competing products could materially and adversely affect the demand and sales of our products.

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

Our business can be affected by inflation, including increases in freight rates, prices for energy and other costs. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our ability to recover inflation-driven cost increases may be constrained by the terms of our contracts, the competitive nature of the bidding process, and the economic and industry conditions prevailing in the markets where we operate. Significant inflation presents a risk of materially increasing our costs and adversely impacting our profitability and overall financial performance.

Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.

Transportation and handling costs are a significant component of our total delivered product cost, particularly for our salt products. The high relative cost of transportation favors producers whose mines or facilities are located near the customers they serve. We contract (directly and, from time to time, through third parties) bulk shipping vessels, barges, trucking and rail services to move our products from our production facilities to distribution outlets and customers. A reduction in the dependability or availability of transportation services, a significant increase in transportation service rates, adverse weather and changes to water levels on the waterways used for our products could impair our ability to deliver our products economically to our customers or expand our markets. For example, when the Mississippi river floods significantly or if water levels are significantly reduced by severe drought conditions (as they were in 2023), barges may be unable to traverse the river system and we may be prevented from delivering our salt products to our depots and customers on a timely basis, which could increase costs to deliver our products and adversely impact our ability to fulfill our contracts, resulting in significant contractual penalties and loss of customers.

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

Significant transportation costs relative to the cost of certain of our products, including our salt products, may limit our ability to increase our market share or serve new markets.

19	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Risks associated with our international operations and sales and changes in economic and political environments could adversely affect our business and earnings.

We have significant operations in Canada and the UK. Our fiscal 2025 sales outside the U.S. were 30% of our total fiscal 2025 sales. Our overall success as a global business depends on our ability to operate successfully in differing economic, political and cultural conditions. Our international operations and sales are subject to numerous risks and uncertainties, including:
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
•uncertain and varying enforcement of laws and regulations and weak protection of intellectual property rights; and
•risks relating to epidemics and pandemics and effects therefrom.

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

20	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Financial Risks

Our indebtedness and any inability to pay our indebtedness could adversely affect our business and financial condition.

We have a significant amount of indebtedness and may incur additional debt in the future. As of September 30, 2025, we had $845.8 million of outstanding indebtedness, which are further described in Part II, Item 8, Note 10. Long Term Debt and Finance Lease Liabilities of our Consolidated Financial Statements. We pay significant interest on our indebtedness, with variable interest on borrowings made under both our revolving credit facilities and account receivable securitization facility based on prevailing interest rates. Significant increases in interest rates will increase the interest we pay on our debt. Our indebtedness could:
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

21	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The credit agreement governing our senior secured credit facilities also requires us to maintain financial ratios, including a consolidated interest coverage ratio and a consolidated first lien net leverage ratio, which we may be unable to maintain. As of September 30, 2025, our consolidated first lien net leverage ratio (as calculated under the terms of our credit agreement) was 0.01x. We would be in default under our credit agreement if our consolidated first lien net leverage ratio exceeds 2.75x as of the last day of any quarter through the fiscal quarter ended September 30, 2025, stepping down to 2.5x for the fiscal quarter ended December 31, 2025 and thereafter.

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

We are subject to income tax primarily in the U.S., Canada and the UK. Our effective tax rate, tax expense, and cash flows could be adversely affected by changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the tax laws and regulations and the discovery of new information in the course of our tax return preparation process. Our effective tax rate could also be adversely affected by changes in the valuation of deferred tax assets and liabilities. We are also subject to audits in various jurisdictions and may be assessed additional taxes as a consequence of an audit.

A Canadian provincial tax authority has challenged our tax positions and assessed additional taxes and interest on us, which are described in Part II, Item 8, Note 8. Income Taxes of our Consolidated Financial Statements. These tax assessments and future tax assessments could be material if the disputes are not resolved in our favor. Also see Part II, Item 8, Note 18. Subsequent Event for discussion of subsequent event concerning settlement of tax dispute for 2002-2018.

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

Some of our customers require access to credit in order to purchase our products. A lack of available credit to customers, due to global or local economic conditions or for other reasons, could adversely affect demand for, and sales of, our products.

We extend trade credit to our customers primarily in the U.S., UK, Mexico and Canada, in some cases for extended periods of time. If these customers are unable to repay the trade credit from us, the results of our operations could be adversely affected. Our customers may be unable to repay the trade credit from us as a result of supply chain disruptions, market conditions in the agricultural sector, adverse weather conditions and increases in prices for other products and inputs that could increase the working capital requirements, indebtedness and other liabilities of our customers. We may not be able to limit our credit and collectability risk or avoid losses.

We are subject to financial assurance requirements and failure to satisfy these requirements could materially affect our business, results of our operations and our financial condition.

In connection with our dispute of tax assessments made by Canadian provincial tax authorities (described in more detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments, Liquidity and Capital Resources”, and Part II, Item 8, Note 8. Income Taxes and Note 18. Subsequent Event of our Consolidated

22	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

We hold numerous environmental and mineral extraction permits, water rights and other permits, licenses and approvals from governmental authorities authorizing operations at each of our facilities. A decision by a governmental agency to revoke, substantially modify, deny or delay renewal of or apply conditions to an existing permit, license or approval could have a material adverse effect on our ability to continue operations at the affected facility and result in significant costs. For example, certain indigenous groups have challenged the Canadian government’s ownership of the land under which our Goderich mine is operated. There can be no assurances that the Canadian government’s ownership will be upheld or that our existing mining and operating permits will not be revoked or otherwise affected. In addition, although we do not engage in fracking, laws and regulations targeting fracking could lead to increased permit requirements and compliance costs for non-fracking operations, including our salt operations, which require permitted wastewater disposal wells. Rulemaking implementing Utah House Bill 513 (now codified as amended Utah Code §65A-6-4) may adversely impact mineral extraction on the Great Salt Lake, including our existing SOP, sodium chloride and magnesium chloride production. We may be impacted by the Voluntary Agreement we entered into with the Utah Division of FFSL, which outlines brine withdrawal caps based on annual lake elevation, discussed further in Item 1, “Business—Environmental, Health and Safety Matters and Other Regulatory Matters”.

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

23	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

and certain of our former officers, were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the District of Kansas, alleging that we and such officers made misleading statements damaging shareholders. On July 30, 2025, the court held a hearing at which it approved the settlement of $48.0 million, including fees and expenses awarded to lead counsel and plaintiffs and our insurers have funded the agreed upon settlement. We are also involved periodically in other reviews, inquiries, investigations and other proceedings initiated by or involving government agencies (including litigation brought by Canadian provincial tax authorities as described in Part II, Item 8, Note 8. Income Taxes and Note 18. Subsequent Event of our Consolidated Financial Statements), some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In these types of matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual judgment, settlement, fine, penalty or other relief, conditions or restrictions, if any, may be. Any eventual judgment, settlement, fine, penalty or other relief, conditions or restrictions could have a material impact on us. For further discussion of pending litigation and governmental proceedings and investigations, see Part II, Item 8, Note 8. Income Taxes, Note 11. Commitments and Contingencies, and Note 18. Subsequent Event of our Consolidated Financial Statements.

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

24	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Additionally, we previously sold a portion of our UK salt mine to a third party, which operates a waste management business. The third party’s business, under governmental permits, is allowed to securely dispose certain hazardous waste at the property they own and they pay us fees for engaging in this activity.

Compliance with import and export requirements, the FCPA and other applicable anti-corruption laws may increase the cost of doing business.

Our operations and activities inside and outside the U.S., as well as the shipment of our products across international borders, require us to comply with a number of federal, state, local and foreign laws and regulations, which are complex and increase our cost of doing business. These laws and regulations include import and export requirements, economic sanctions laws, customs laws, tax laws and anti-corruption laws, such as the FCPA, the UK Bribery Act and the Canadian Corruption of Foreign Public Officials Act. We cannot predict how these or other laws or their interpretation, administration and enforcement will change over time. There can be no assurance that our employees, contractors, agents, distributors, customers, payment parties or third parties working on our behalf will not take actions in violation of these laws. Any violations of these laws could subject us to civil or criminal penalties, including fines or prohibitions on our ability to offer our products in one or more countries, debarment from government contracts (and termination of existing contracts) and could also materially damage our reputation, brand, international expansion efforts, business and operating results. In addition, changes to trade or anti-corruption laws and regulations could affect our operating practices or impose liability on us in a manner that could materially and adversely affect our business, financial condition and results of operations.

We are subject to costs and risk associated with a complex regulatory, compliance and legal environment, and we may be adversely affected by changes in laws, industry standards and regulatory requirements.

Our global business is subject to complex requirements of federal, state, local and foreign laws, regulations, treaties and regulatory authorities as well as industry standard-setting authorities. These requirements are subject to change. Changes in the standards and requirements imposed by these laws, regulations, treaties and authorities or adoption of any new laws, regulations or treaties could negatively affect our ability to serve our customers or our business. In the event that we are unable to meet any existing, new or modified standards when adopted, our business could be adversely affected. Some of the federal, state, local and foreign laws and regulations that affect us include those relating to EHS matters; taxes; antitrust and anti-competition laws; data protection and privacy; advertisement and marketing; labor and employment; import, export and anti-corruption; product liability; product registrations and labeling requirements; and intellectual property. We could be adversely affected by the adoption of global minimum taxes as countries implement the Organization for Economic Co-operation and Development’s (“OECD”) Pillar II regime or the side-by-side global minimum tax framework conceptually agreed to amongst the G-7 countries in late June 2025.

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

25	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

A product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and production delays to identify the underlying cause of the recall. We could be held liable for costs related to our customers’ product recall if our products cause the recall or other product liability claims if our products cause harm to our customers or their property. Additionally, a significant product liability case, product recall or failure to meet product specifications could result in adverse publicity, harm to our brand and reputation and significant costs, which could have a material adverse effect on our business and financial performance. Our insurance coverage may be insufficient to cover all losses related to product liability claims and product recalls.

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

Our success depends, to a significant extent, on successful implementation of our business strategies, including our back-to-basics strategy, cost savings initiatives, our continuous improvement initiatives, and any other strategies described in the “Business” section of this Form 10-K. We cannot assure that we will be able to successfully implement our strategies or, if successfully implemented, we may not realize the expected benefits of our strategies.

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

26	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

To help attract, retain and motivate qualified personnel, we offer a compensation package, which may include benefits, short-term incentives, such as annual bonus programs, and long-term incentives, such as stock awards. If our Total Rewards compensation package ceases to be viewed as competitive, for example, the value of long-term awards declines in value as measured by our common stock price, our ability to attract, retain and motivate personnel could be weakened, which could harm our business.

The loss of certain key employees could result in the loss of vital institutional knowledge, experience and expertise, damage critical customer relationships and impact our ability to successfully operate our business and execute our business strategy. We may not be able to find qualified replacements for these key positions and the integration of replacements may be disruptive to our business. In addition, the loss of our key employees who have in-depth knowledge of our mining, manufacturing, engineering processes could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our processes or share our confidential information.

If our computer systems, information technology or operations technology are disrupted or compromised, our ability to conduct our business will be adversely impacted.

We rely on computer systems, information technology and operations technology to conduct our business, including cash management, order entry, invoicing, plant operations, vendor payments, recordkeeping of payroll and human resource information, inventory and asset management, shipping of products, and communication with employees and customers. We also use our systems to analyze and communicate our operating results and other data to internal and external recipients. While we maintain some of our critical computer and information technology systems, we are also dependent on third parties to provide important computer and information technology services. We continue to make updates and improvements to our enterprise resource planning system, network and other core applications, which could impact substantially all of our key processes. Any implementation issues could have adverse effects on our ability to properly capture, process and report financial transactions, distribute our products, invoice and collect from our customers and pay our vendors and could lead to increased expenditures or operational disruptions.

We are susceptible to cyber-attacks, computer viruses and other technological disruptions, which generally continue to increase due to evolving threats and our information technology footprint. Attackers are also becoming more sophisticated, including due to the increased availability of artificial intelligence (“AI”) tools, and additional vulnerabilities may be introduced from the use of AI by us, our customers or third parties. We have experienced attempts by unauthorized agents to gain access to our computer systems through the internet, e-mail and other access points. To date, none have resulted in any material adverse impact to our business or operations. While we have programs, policies and procedures in place to identify, prevent and detect any unauthorized access, this does not guarantee that we will be able to detect or prevent unauthorized access to our computer systems. In addition, remote work arrangements for our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and other social engineering attempts. These risks have also impacted, and may in the future impact the third parties on which we rely, and security measures employed by these third parties may also prove to be ineffective at countering threats.

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

The potential impact of climate change on our resources, operations, product demand and the needs of our customers remains uncertain. Scientists have proposed that the physical impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changes to the water levels of lakes and other bodies of water, changing storm patterns and intensities and changing temperature levels. These changes could be severe and vary by geographic location. These changes could negatively impact customer demand for our products as well as our costs and ability to produce and distribute our products. For example, prolonged period of mild winter weather could reduce the market for deicing products. Drought conditions could similarly impact demand for our plant nutrition products. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake or river level fluctuations or flooding from sea level changes. See “—The results of our operations are dependent on

27	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

and vary due to weather conditions. Additionally, adverse weather conditions or significant changes in weather patterns could adversely affect us.” for more information.

In addition, transition risks could include legislative and regulatory measures to address climate change and greenhouse gas emissions (including carbon or emissions taxes) have been enacted and are also in various phases of consideration at both the state and federal level, as well as internationally. These measures could restrict our operations, require us to make capital expenditures to be compliant with these initiatives, increase our costs, impact our ability to compete or negatively impact efforts to obtain permits, licenses and other approvals for existing and new facilities. These measures could also result in increased cost of fuel and other consumables used in our operations or in transporting our products. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material impact on us.

We may not be able to expand our business through acquisitions and investments, and acquisitions and investments may not perform as expected. We may not successfully integrate acquired businesses and anticipated benefits may not be realized.

In the future, our business strategy may include supplementing organic growth with acquisitions of and investments in complementary businesses. We may not have acquisition or investment opportunities because we are not able to identify suitable businesses to acquire or invest in, competition with other potential buyers and investors, an inability to obtain suitable financing for an acquisition or investment and restrictions under competition and regulatory laws. If we cannot make acquisitions or investments, our business growth may be limited.

Acquisitions of new businesses and investments in businesses may not perform as expected, may lose value, may not positively impact our financial performance and could increase our debt obligations. Acquisitions and investments involve significant risks and uncertainties, including diversion of management attention, greater than expected liabilities and expenses, inadequate return on capital and unidentified issues not discovered in our due diligence.

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
•Assessment and remediation of cybersecurity events with potential impact on business processes.
•Proactive monitoring and mitigation of active exploits through managed services.
•Evolution of the information security governance program.

28	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

We take a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect our operations, finances, legal or regulatory compliance, and/or reputation. We employ continuous monitoring systems and other technologies and security controls to assist us with the identification of cybersecurity risks and threats. These strategies include, among others, the application, adoption or modification of cybersecurity policies and procedures, implementation of administrative, technical, and/or physical controls and employee training, education, and awareness initiatives.

Our cybersecurity risk management includes continuous monitoring of networks and systems for potential signs of suspicious activity. We have deployed managed detection and response for all corporate production systems (servers, desktops, and laptops). This managed service includes 24x7x365 monitoring, threat hunting, remediation, and escalation to help maintain a secure environment. We also provide mechanisms and training for employees to report to the IT Department any unusual or potentially malicious activity they observe for proper identification and analysis.

We track key performance indicators and cybersecurity metrics to evaluate the efficacy of our cybersecurity controls and practices. Furthermore, our cybersecurity program is periodically reviewed by senior management members and adjusted as needed to maintain the program’s agility and responsiveness as circumstances and technologies evolve, new cybersecurity threats emerge, and regulations change.

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

Incident Response

We maintain an incident response policy and program focused upon detecting, managing, documenting, and reporting incidents affecting our systems and data, including those specific to cybersecurity. In the event of a significant cybersecurity incident, we establish an Incident Response Team (“IRT”) that works in conjunction with our internal crisis management team, subject matter experts, and business stakeholders to identify, contain, eradicate and, if necessary, recover from the incident. We have built into our incident response program, a review process that gives our disclosure committee real-time access to information to rapidly assess materiality. These efforts may include detecting, identifying, defending against, responding to and, if necessary, recovering from cybersecurity incidents. Incidents that meet certain thresholds are escalated to senior members of management, internal legal advisors, communication specialists and other key stakeholders for additional guidance and action.

Through third parties we are also able to rapidly deploy forensic analysis, legal services, notification, and call center service(s). Our incident response and change management policies and procedures were designed based on guidelines from the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”).

Use of Third Parties

Cybersecurity Service Providers and Third-Party Consultants. Periodically we engage independent cybersecurity consultants, auditors and other third parties to assess and enhance our cybersecurity risk assessment and practices. These third parties conduct independent assessments, penetration testing and vulnerability assessments to identify weaknesses and recommend improvements. When cybersecurity risks are identified, we prioritize mitigation strategies based on the potential impact, likelihood, velocity, and vulnerability of risks, considering both quantitative and qualitative factors. Additionally, we employ several third-party tools and technologies as part of our efforts to enhance cybersecurity functions and monitoring.

Oversight of Third-Party Service Providers. We use third-party service providers to support our operations and many of our technological initiatives, including third parties that house financial or sensitive information. Our technology acquisition policy and our internal controls framework require us to obtain and review attestation reports regarding these third-party service providers and their sub-service processors or providers and their internal controls, complementary user entity controls and contractual obligations, including those specific to cybersecurity. We evaluate cybersecurity risks associated with our use of third-party service providers, which may include a review of a service provider’s cybersecurity posture or a recommendation of specific mitigation controls. We determine and prioritize service provider risk based on potential threat impact and likelihood

29	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

and these risk determinations determine the level of due diligence and ongoing compliance monitoring required for each service provider.

Risks from Material Cybersecurity Threats

As of the date of this Form 10-K, we have not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization. Although we have not previously experienced cybersecurity incidents that are individually, or in the aggregate, material, we have experienced cyberattacks in the past, which we believe have thus far been deflected or mitigated by our preventative, detective, and responsive measures.

Cybersecurity Governance

Board Oversight

Our board-level audit committee retains oversight of our cybersecurity program, which is led by our Vice President of Information Technology Services. Our senior leadership regularly provides updates on cybersecurity risks and cybersecurity initiatives to both the audit committee and the broader board. The Board is responsible for overseeing management’s assessments of major risks facing the Company and for reviewing options to mitigate these risks. The Board’s oversight of cybersecurity risks occurs at both the Board level and through its Audit Committee.

The Board. The Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, other members of executive management, and other personnel and advisors, as requested by the Board, report on our financial, operating, and commercial strategies, as well as significant related risks, which may include cybersecurity risks, at regularly scheduled meetings of the Board. The Board may request follow-up data and presentations to address any specific concerns or recommendations.

The Audit Committee. The Audit Committee reviews with our management team, including our Vice President of Information Technology Services, our cybersecurity frameworks, policies, technologies, programs, opportunities, strategies, and associated risks. These presentations highlight any significant cybersecurity incidents, the cyber threat landscape, cybersecurity program enhancements, cybersecurity risks, related remediation and mitigation activities, security user awareness and reporting training program and any other relevant cybersecurity topics. In addition, members of our Legal Department advise the Audit Committee as needed regarding cybersecurity-related legal matters, including disclosure requirements. Management believes that these reports help to provide the Audit Committee with an informed understanding of our cybersecurity program, risks, and strategies. The Audit Committee may request follow-up data and presentations to address any specific concerns or recommendations. In addition to this periodic reporting, significant cybersecurity risks or threats may also be escalated to the Audit Committee as needed based upon our cyber incident reporting process. The Audit Committee reports regularly to the entire Board and reviews with the Board any major issues that arise at the committee level, which may include cybersecurity risks.

Management’s Role

Our IT Department addresses current and emerging cybersecurity matters. This function is led by our Vice President of Information Technology Services, who reports to our Chief Financial Officer, and brings more than 15 years of leadership experience in enterprise technology, digital transformation, and operational risk management. This position oversees the Company’s information technology, cybersecurity, data governance, and enterprise architecture functions and has led multi-year modernization initiatives across infrastructure, core business platforms, and security tooling. The Vice President of Information Technology Services has experience managing cybersecurity frameworks, vulnerability management programs, OT/IT security integration, vendor risk oversight, and incident response preparedness, in addition to a background in leading cross-functional teams, partnering with external security firms, and strengthening organizational controls to reduce cyber, operational, and compliance risks. The Vice President of Information Technology Services holds both a masters degree and a bachelors degree in business administration. Prior to working at Compass Minerals, the Vice President of Information Technology Services held various positions of increasing responsibility within the IT function, including Business Solutions Architect; Manager, Business Solutions; and Director, Business Solutions. The IT Department’s security team, led by our Senior Manager, Cybersecurity, comprise of a cross-functional group of members with substantial professional and technical information technology experience, oversees the cybersecurity program to help ensure the confidentiality, integrity and availability of the company’s systems and mitigate day-to-day threats and exposures. It is responsible for measuring and managing cybersecurity risk, including the prevention, detection, mitigation, and remediation of cybersecurity incidents and for implementing cybersecurity policies, programs, procedures and strategies. The security team reports significant cybersecurity incidents to senior management, internal legal advisors, communication specialists and other key stakeholders as required.

30	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

31	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following map shows the locations of our mining properties, as of September 30, 2025:

NORTH AMERICA
U.K.
SEGMENT KEY
Salt
Plant Nutrition

32	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of September 30, 2025, we had ten mining properties, as summarized in the table below:

Location	Segment	Use	Stage
United States
Cote Blanche Island, Louisiana	Salt	Rock salt mine	Production
Lyons, Kansas	Salt	Evaporated salt facility	Production
Ogden, Utah	Salt, Plant Nutrition	SOP, solar salt and magnesium chloride facility	Production
Canada
Amherst, Nova Scotia	Salt	Evaporated salt facility	Production
Goderich, Ontario	Salt	Rock salt mine	Production
Goderich, Ontario	Salt	Evaporated salt facility	Production
Unity, Saskatchewan	Salt	Evaporated salt facility	Production
Wynyard, Saskatchewan	Plant Nutrition	SOP facility	Exploration
United Kingdom
Winsford, Cheshire	Salt	Rock salt mine	Production
Chile
Atacama Desert	Salt	N/A	Exploration

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

The three processing methods we use to produce salt and SOP at our production-stage properties are as follows:
•Underground Rock Salt Mining - We produce most of the salt we sell through underground mining. In North America, we use a combination of continuous mining and drill and blast techniques. At our Winsford, Cheshire, UK, mine, we utilize continuous mining techniques. Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. It is then hoisted to the surface where the processed salt is loaded onto shipping vessels, railcars or trucks. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is sold in our highway deicing product lines and for numerous applications in our consumer and industrial product lines.
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
•Solar Evaporation - For a description of the solar evaporation process, see “—Ogden Facility” below.

33	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our current estimated production capacity is approximately 15.5 million tons of salt and 360,000 tons of SOP per year. The following table shows the estimated annual production capacity and type of salt or other mineral produced at each of our owned or leased processing locations as of September 30, 2025:

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

34	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table shows production by product at our owned and leased production locations, in tons:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Salt(1)
Cote Blanche mine	1,783,065	1,837,389	1,965,257
Goderich mine	4,310,462	4,300,103	6,034,204
Ogden facility(2)	947,909	901,267	1,177,465
Other	1,529,700	1,392,416	1,652,512
Total Salt	8,571,136	8,431,175	10,829,438

SOP
Ogden facility	257,185	226,313	238,428
Other	37,762	30,272	37,805
Total SOP	294,947	256,585	276,233

Magnesium Chloride
Ogden facility(2)	660,410	671,486	731,490
Total Magnesium Chloride	660,410	671,486	731,490
(1)Excludes solar salt harvested at our Ogden facility that is not converted into finished product and salt processed at our packaging facilities.
(2)Fiscal year 2023 production tons are less than our reserve reduction due to process timing of extracting tons to producing finished product. See Ogden Facility below for additional information regarding our sodium, sodium chloride, magnesium and magnesium chloride reserve estimates at the Ogden facility.

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

Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the UK (Winsford, Cheshire) make up 85% of our salt production capacity as of September 30, 2025. Each of these mines is operated with modern mining equipment and utilizes subsurface improvements, such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems.

In 2012, we acquired mining rights to approximately 100 million tons of salt resources in the Chilean Atacama Desert. This resource estimate is based upon an initial assessment. A feasibility study would be completed before we decide whether to proceed with the development of this project to ensure the salt resources can be converted into reserves. The development of this project would require significant infrastructure to establish extraction and logistics capabilities. As of September 30, 2025 our investment in these rights totaled $8.5 million.

Summary of Mineral Resources and Reserves

Summaries of our mineral resources and reserves at the end of fiscal 2025 are set forth in Tables 1 and 2. Each mineral resource and reserve estimate is based on a reasonable and justifiable prices selected by a qualified person, as indicated in the notes to the tables below. These price assumptions provide a reasonable basis for establishing the prospects of economic extraction for mineral resources and for establishing that the project is economically viable for reserves.

35	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 1. Summary Mineral Resources at September 30, 2025

	Measured Mineral Resources (tons)(1)	Indicated Mineral Resources (tons)(1)	Measured + Indicated Mineral Resources (tons)(1)	Inferred Mineral Resources (tons)(1)
Salt(2)(3)
United States
Cote Blanche mine	27,635,059	629,032,729	656,667,788	163,767,364
Ogden facility(4)	—	2,138,162,374	2,138,162,374	—
Lyons	136,372,326	231,579,000	367,951,326	—
Total United States	164,007,385	2,998,774,103	3,162,781,488	163,767,364
Canada
Goderich mine	—	1,430,188,004	1,430,188,004	148,200,000
Goderich plant	69,494,610	41,700,000	111,194,610	—
Amherst	—	408,636,916	408,636,916	—
Unity	—	251,676,433	251,676,433	—
Total Canada	69,494,610	2,132,201,353	2,201,695,963	148,200,000
United Kingdom
Winsford	41,333,687	7,730,000	49,063,687	—
Total United Kingdom	41,333,687	7,730,000	49,063,687	—
Chile
Atacama Desert property	—	102,531,129	102,531,129	—
Total Chile	—	102,531,129	102,531,129	—
Total Salt	274,835,682	5,241,236,585	5,516,072,267	311,967,364

SOP(5)(6)
United States
Ogden facility(7)	—	89,182,949	89,182,949	—
Total United States	—	89,182,949	89,182,949	—
Canada
Wynyard(8)	—	—	—	—
Total Canada	—	—	—	—
Total SOP	—	89,182,949	89,182,949	—

Magnesium Chloride(9)(10)
United States
Ogden facility(11)	—	357,898,785	357,898,785	—
Total United States	—	357,898,785	357,898,785	—
Total Magnesium Chloride	—	357,898,785	357,898,785	—
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
(3)There are multiple saleable products based on salt quality from the underground mining operations (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data based on a five-year average (2021 through 2025) of historical sales data for rock salt for road deicing of $63.65 per ton to $107.28 per ton. Sales prices are projected to increase to approximately $319.63 per ton to $1,204.66 per ton for rock salt for road deicing through the current expected end of mine life.

36	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
(6)With respect to the Ogden facility, based on pricing data based on a five-year average (2021 through 2025) of historical sales data for SOP of $672.27 per ton. Sales prices are projected to increase to approximately $8,529 per ton through the current expected end of mine life.
(7)The Company does not have exclusive access to mineral resources in the lake, and other existing operations, including those run by US Magnesium and Cargill, also extract dissolved mineral from the lake (all in the south arm).
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
(10)Based on pricing data based on a five-year average (2021 through 2025) of historical sales data for magnesium chloride of $85.49 per ton. Sales prices are projected to increase to approximately $1,238.59 per ton through the current expected end of mine life.
(11)The Company does not have exclusive access to mineral resources in the lake, and other existing operations, including those run by US Magnesium, also extract dissolved mineral from the lake (in the south arm).

37	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 2. Summary Mineral Reserves at September 30, 2025

	Proven Mineral Reserves (tons)(1)	Probable Mineral Reserves (tons)(1)	Total Mineral Reserves (tons)(1)
Salt(2)(3)
United States
Cote Blanche mine	15,739,180	236,547,378	252,286,558
Ogden facility	—	156,576,137	156,576,137
Lyons	—	17,932,566	17,932,566
Total United States	15,739,180	411,056,081	426,795,261
Canada
Goderich mine	—	449,080,163	449,080,163
Goderich plant	3,140,563	5,700,000	8,840,563
Amherst	—	5,054,487	5,054,487
Unity	113,268	24,179,074	24,292,342
Total Canada	3,253,831	484,013,724	487,267,555
United Kingdom
Winsford	19,505,117	3,710,000	23,215,117
Total United Kingdom	19,505,117	3,710,000	23,215,117
Chile
Atacama Desert property	—	—	—
Total Chile	—	—	—
Total Salt	38,498,128	898,779,805	937,277,933

SOP(4)(5)
United States
Ogden facility	—	44,801,054	44,801,054
Total United States	—	44,801,054	44,801,054
Canada
Wynyard(6)	—	—	—
Total Canada	—	—	—
Total SOP	—	44,801,054	44,801,054

Magnesium Chloride(7)(8)
United States
Ogden facility	—	92,688,906	92,688,906
Total United States	—	92,688,906	92,688,906
Total Magnesium Chloride	—	92,688,906	92,688,906
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
(3)There are multiple saleable products based on salt quality from the underground mining operations (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data based on a five-year average (2021 through 2025) of historical sales data for rock salt for road deicing of $63.65 per ton to $107.28 per ton. Sales prices are projected to increase to approximately $319.63 per ton to $1,204.66 per ton for rock salt for road deicing through the current expected end of mine life.
(4)With respect to the Ogden facility, based on an average potassium grade of 7,320 mg/L in the north arm of the Great Salt Lake and 3,060 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

38	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(5)With respect to the Ogden facility, based on pricing data based on a five-year average (2021 through 2025) of historical sales data for SOP of $672.27 per ton. Sales prices are projected to increase to approximately $8,529 per ton through the current expected end of mine life.
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
(8)Based on pricing data based on a five-year average (2021 through 2025) of historical sales data for magnesium chloride of $85.49 per ton. Sales prices are projected to increase to approximately $1,238.59 per ton through the current expected end of mine life.

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

OGDEN FACILITY

The Ogden facility is a production stage property that separates and processes potassium, sodium and magnesium salts from brine sourced from the Great Salt Lake in Utah. The primary product currently produced at the Ogden facility is SOP (which is a potassium-rich salt used as plant fertilizer), with coproduct production of sodium chloride (which is used for highway deicing and chemical applications) and magnesium chloride (which is used in deicing, dust control and unpaved road surface stabilization applications and is an ingredient in our fire retardant products). The Company has also identified a lithium deposit at the Ogden facility, but has recently indefinitely suspended its plans to add lithium salt as a coproduct to SOP production. The Ogden facility relies upon solar evaporation to concentrate brine extracted from the north arm of the Great Salt Lake and precipitate the salts into a series of large evaporation ponds located on the east and west sides of the lake, referred to as the east ponds and the west ponds, respectively, prior to harvesting and processing at its related plant (the “Ogden plant”). Maps of the Ogden facility are shown in Figures 1 and 2.

39	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 1. Ogden Facility Property Location Map

Boise
Ogden
Site
Great
Salt Lake
Salt Lake
City
Utah
N
200 mi
Google Earth
Las Vegas
Data SIO, NOAA, U.S. Navy, NGA, GEBCO
Image Landsat / Copernicus
Data LDEO-Columbia, NSF, NOAA

40	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

41	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

The Water Rights are procured by application to the Utah Department of Natural Resources, Division of Water Rights, which reviews the application and evaluates the proposed nature of use, place of use, and point of diversion in light of availability of water pursuant to hydrology and/or prior claims relative to the available water, and whether the proposed use would impair existing water right holders. The application is posted for public review and comment, and the State Engineer evaluates the merits of the application and either approves or denies the application, sometimes with modifications or conditions on future use. The Water Rights control the actual extraction of minerals from the Great Salt Lake and dictate the amount of brine that can be pumped from the lake on an annual basis. The Company has 156,000 acre-feet extraction rights from the north arm of the Great Salt Lake under five Water Rights, on which it relies for its current production. As a limit on the volume of brine that can be pumped from the lake in a year, the Water Rights effectively cap the aggregate production of salt that is possible in any year. The Company has certificated the Water Rights that contribute to the 156,000 acre feet of extraction rights, meaning that demonstration of actual use in order to retain the right in perpetuity has been approved and authorized. The Company may be impacted by the Voluntary Agreement with the Utah Division of FFSL, which outlines brine withdrawal caps based on annual lake elevation, discussed further in Item 1, “Business—Environmental, Health and Safety Matters and Other Regulatory Matters”.

42	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

The Company has operated the Ogden facility since its initial public offering in 2003. In that time, the Company has invested funds and acquired necessary permits to increase the efficiency and expand the capacity of the Ogden facility through upgrades to the Ogden plant and solar evaporation ponds. The Company believes that the Ogden facility and its operating equipment are maintained in good working condition. The net book value of property, plant and equipment associated with the Ogden facility as of September 30, 2025 was $220,700,000, exclusive of mineral rights and the value of assets leased under operating leases.

The Ogden facility has procured and is operating in compliance with all required operating licenses, including permits pertaining to mineral extraction, effluent discharge and air permitting. The Ogden facility operates under a Title V air permit (#

43	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Summaries of the Ogden facility’s potassium and SOP mineral resources and mineral reserves as of September 30, 2025 and 2024 are shown in Tables 3 and 4, respectively. Summaries of the Ogden facility’s magnesium and magnesium chloride mineral resources and mineral reserves as of September 30, 2025 and 2024 are shown in Tables 5 and 6, respectively. Summaries of the Ogden facility’s sodium and sodium chloride mineral resources and mineral reserves as of September 30, 2025 and 2024 are shown in Tables 7 and 8, respectively. The Company’s Vice President, Natural Resources served as the Qualified Person and prepared the estimates of potassium and SOP, magnesium and magnesium chloride, and sodium and sodium chloride mineral resources and mineral reserves at the Ogden facility. The material assumptions and information pertaining to the Company’s disclosure of mineral resources and mineral reserves at the Ogden facility are based on the Technical Report Summary with respect to Potassium and SOP, Magnesium and Magnesium Chloride and Salt for the Ogden facility, dated November 29, 2021, as amended on December 14, 2022, with an effective date of September 30, 2021 (the “Ogden Potassium/Magnesium/Sodium TRS”). This Form 10-K also reflects more recent information obtained from the QP as of September 30, 2025, which supplements and updates information from such TRS.

Table 3. Ogden Facility – Summary of Potassium and SOP Mineral Resources at September 30, 2025 and 2024

	September 30, 2025				September 30, 2024
Resource Area	Average Potassium Grade (mg/L)(7)	Potassium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Resources (tons)(1)(2)(3)(4)(5)	Average Potassium Grade (mg/L)(7)	Potassium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	7,320	14,009,771	4,000	31,182,949	7,320	14,135,094	4,000	31,461,892
Great Salt Lake South Arm	3,060	26,057,971	1,660	58,000,000	3,060	26,057,971	1,660	58,000,000
Total Indicated Resources		40,067,742		89,182,949		40,193,065		89,461,892
Measured + Indicated Resources
Great Salt Lake North Arm	7,320	14,009,771	4,000	31,182,949	7,320	14,135,094	4,000	31,461,892
Great Salt Lake South Arm	3,060	26,057,971	1,660	58,000,000	3,060	26,057,971	1,660	58,000,000
Total Measured + Indicated Resources		40,067,742		89,182,949		40,193,065		89,461,892
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
(1)Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves upon application of modifying factors.
(2)Mineral resources are reported in situ for the both the north arm and the south arm of the Great Salt Lake.
(3)Conversion of potassium to SOP uses a factor of 2.2258 tons of SOP per ton of potassium.

44	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(4)Included process recovery is approximately 7.8% based on historical production results. Mining or metallurgical recovery is not applicable for this operation.
(5)Based on pricing data described in Section 18.1 of the Ogden Potassium/Magnesium/Sodium TRS. The pricing data is based on a five-year average (2021 through 2025) of historical sales data for SOP of $672.27 per ton. Sales prices are projected to increase to approximately $8,529 per ton for SOP through year 2161 (the current expected end of mine life).
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

Table 4. Ogden Facility – Summary of Potassium and SOP Mineral Reserves at September 30, 2025 and 2024

	September 30, 2025				September 30, 2024
Reserve Area	Average Potassium Grade (mg/L)(7)	Potassium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Reserves (tons)(1)(2)(3)(4)(5)	Average Potassium Grade (mg/L)(7)	Potassium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	7,320	20,128,068	4,000	44,801,054	7,320	20,243,615	4,000	45,058,239
Great Salt Lake South Arm	—	—	—	—	—	—	—	—
Total Probable Reserves	7,320	20,128,068	4,000	44,801,054	7,320	20,243,615	4,000	45,058,239
Total Reserves
Great Salt Lake North Arm	7,320	20,128,068	4,000	44,801,054	7,320	20,243,615	4,000	45,058,239
Great Salt Lake South Arm	—	—	—	—	—	—	—	—
Total Reserves	7,320	20,128,068	4,000	44,801,054	7,320	20,243,615	4,000	45,058,239
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
(5)Based on pricing data described in Section 18.1 of the Ogden Potassium/Magnesium/Sodium TRS. The pricing data is based on a five-year average (2021 through 2025) of historical sales data for SOP of $672.27 per ton. Sales prices are projected to increase to approximately $8,529 per ton for SOP through year 2161 (the current expected end of mine life).
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

45	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 5. Ogden Facility – Summary of Magnesium and Magnesium Chloride Mineral Resources at September 30, 2025 and 2024

	September 30, 2025				September 30, 2024
Resource Area	Average Magnesium Grade (mg/L)(7)	Magnesium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Resources (tons)(1)(2)(3)(4)(5)	Average Magnesium Grade (mg/L)(7)	Magnesium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	11,120	51,341,371	8,638	200,898,785	11,120	51,528,897	8,638	201,632,573
Great Salt Lake South Arm	4,785	40,122,668	3,039	157,000,000	4,785	40,122,668	3,039	157,000,000
Total Indicated Resources		91,464,039		357,898,785		91,651,565		358,632,573
Measured + Indicated Resources
Great Salt Lake North Arm	11,120	51,341,371	8,638	200,898,785	11,120	51,528,897	8,638	201,632,573
Great Salt Lake South Arm	4,785	40,122,668	3,039	157,000,000	4,785	40,122,668	3,039	157,000,000
Total Measured + Indicated Resources		91,464,039		357,898,785		91,651,565		358,632,573
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
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
(5)    The pricing data is based on a five-year average of historical gross sales data for MgCl of $85.49 per ton. Gross sales prices are projected to increase to approximately and $1,238.59 per ton for MgCl through year 2161 (the current expected end of mine life).
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

46	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 6. Ogden Facility – Summary of Magnesium and Magnesium Chloride Mineral Reserves at September 30, 2025 and 2024

	September 30, 2025				September 30, 2024
Reserve Area	Average Magnesium Grade (mg/L)(7)	Magnesium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Reserves (tons)(1)(2)(3)(4)(5)	Average Magnesium Grade (mg/L)(7)	Magnesium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	11,120	23,687,428	8,638	92,688,906	11,120	23,856,201	8,638	93,349,316
Great Salt Lake South Arm	4,785	—	3,039	—	4,785	—	3,039	—
Total Probable Reserves		23,687,428		92,688,906		23,856,201		93,349,316
Total Reserves
Great Salt Lake North Arm	11,120	23,687,428	8,638	92,688,906	11,120	23,856,201	8,638	93,349,316
Great Salt Lake South Arm	4,785	—	3,039	—	4,785	—	3,039	—
Total Reserves	—	23,687,428	—	92,688,906	—	23,856,201	—	93,349,316
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
(5)    The pricing data is based on a five-year average of historical gross sales data for MgCl of $85.49 per ton. Gross sales prices are projected to increase to approximately $1,238.59 per ton for MgCl through year 2161 (the current expected end of mine life).
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

47	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 7. Ogden Facility – Summary of Sodium and Sodium Chloride Mineral Resources at September 30, 2025 and 2024

	September 30, 2025				September 30, 2024
Resource Area	Average Sodium Grade (mg/L)(7)	Sodium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Resources (tons)(1)(2)(3)(4)(5)	Average Sodium Grade (mg/L)(7)	Sodium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	97,530	435,154,357	75,757	1,106,162,375	97,530	435,568,689	75,757	1,107,215,607
Great Salt Lake South Arm	46,298	405,979,544	40,365	1,032,000,000	46,298	405,979,544	40,365	1,032,000,000
Total Indicated Resources		841,133,901		2,138,162,375		841,548,233		2,139,215,607
Measured + Indicated Resources
Great Salt Lake North Arm	97,530	435,154,357	75,757	1,106,162,375	97,530	435,568,689	75,757	1,107,215,607
Great Salt Lake South Arm	46,298	405,979,544	40,365	1,032,000,000	46,298	405,979,544	40,365	1,032,000,000
Total Measured + Indicated Resources		841,133,901		2,138,162,375		841,548,233		2,139,215,607
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
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
(5)    The pricing data is based on a five-year average (2021 through 2025) of historical gross sales data for sodium chloride of $107.28 per ton. Gross sales prices are projected to increase to approximately $1,204.66 per ton for sodium chloride through year 2161 (the current expected end of mine life).
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

48	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 8. Ogden Facility – Summary of Sodium and Sodium Chloride Mineral Reserves at September 30, 2025 and 2024

	September 30, 2025				September 30, 2024
Reserve Area	Average Sodium Grade (mg/L)(7)	Sodium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Reserves (tons)(1)(2)(3)(4)(5)	Average Sodium Grade (mg/L)(7)	Sodium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	97,530	61,595,648	75,757	156,576,137	97,530	61,968,547	75,757	157,524,046
Great Salt Lake South Arm	46,298	—	40,365	—	46,298	—	40,365	—
Total Probable Reserves		61,595,648		156,576,137		61,968,547		157,524,046
Total Reserves
Great Salt Lake North Arm	97,530	61,595,648	75,757	156,576,137	97,530	61,968,547	75,757	157,524,046
Great Salt Lake South Arm	46,298	—	40,365	—	46,298	—	40,365	—
Total Reserves	—	61,595,648	—	156,576,137	—	61,968,547	—	157,524,046
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
(5)    The pricing data is based on a five-year average (2021 through 2025) of historical gross sales data for sodium chloride of $107.28 per ton. Gross sales prices are projected to increase to approximately $1,204.66 per ton for sodium chloride through year 2161 (the current expected end of mine life).
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

From September 30, 2024 to September 30, 2025, for both potassium and SOP, combined measured and indicated resources decreased by approximately 0.31% and total reserves decreased by approximately 0.57%. The decreases in the combined measured and indicated resources were attributable to depletion of potassium from the Great Salt Lake in connection with extraction operations of the Company and another salt producer, while the decrease in reserves was attributable to the Company’s production of SOP during that period.

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

49	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 3. Cote Blanche Mine Property Location Map

NATION
ARKANSAS
MISSISSIPPI
ALABAMA
Dallas
Shreveport
LOUISIANA
Mobile
Pensacola
Panama City Beac
Houston
New Orleans
Cote Blanche Salt MIne
Galveston
Google Earth
Image Landsat / Copernicus
Data SIO, NOAA, U.S. Navy, NGA, GEBCO
200 mi
N

50	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

51	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

52	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

The Cote Blanche mine is operated with modern mining equipment and utilizes subsurface improvements, such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems. The milling and crushing facilities were constructed when the Cote Blanche mine developed the 1,500 foot level in 2001. As of September 30, 2025, the net book value for the plant, property and equipment at the Cote Blanche mine is $83,200,000, exclusive of mineral rights and the value of assets leased under operating leases.

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

Summaries of the Cote Blanche mine’s salt mineral resources and mineral reserves as of September 30, 2025 and 2024 are shown in Tables 10 and 11, respectively. The Company’s Vice President, Natural Resources served as the Qualified Person and prepared the estimates of salt mineral resources and mineral reserves at the Cote Blanche mine. The material assumptions and information pertaining to the Company’s disclosure of mineral resources and mineral reserves at the Cote Blanche mine are based on the Technical Report Summary dated November 16, 2021, as amended on December 14, 2022, with an effective date of September 30, 2021 (the “Cote Blanche TRS”). This Form 10-K also reflects more recent information obtained from the QP as of September 30, 2025, which supplements and updates information from such TRS. The Company periodically reviews its mining plans, including which levels of the mine to develop. Changes in the mining plan in the future may result in increases in expected capital costs or changes that may adversely impact our reported reserves. If mineral reserves were materially impacted, the QP would update the TRS accordingly.

53	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 10. Cote Blanche Mine – Summary of Salt Mineral Resources at September 30, 2025 and 2024

	Salt Resources (tons)(1)(2)(3)(4)(5)(6)(7)
Resource Area(2)(8)	September 30, 2025	September 30, 2024
Measured Resources
1,300-Foot Level	23,618,722	24,388,583
1,500-Foot Level	4,243,195	6,633,758
Total Measured Resources	27,861,917	31,022,341
Indicated Resources
1,300-Foot Level	12,373,509	12,373,509
1,500-Foot Level	9,028,840	9,028,840
1,700-Foot Level(9)	361,357,904	361,584,762
1,900-Foot Level(9)	246,045,618	246,045,618
Total Indicated Resources	628,805,871	629,032,729
Measured + Indicated Resources
1,300-Foot Level	35,992,231	36,762,092
1,500-Foot Level	13,272,035	15,662,598
1,700-Foot Level(9)	361,357,904	361,584,762
1,900-Foot Level(9)	246,045,618	246,045,618
Total Measured + Indicated Resources	656,667,788	660,055,070
Inferred Resources
1,700-Foot Level(9)	32,915,833	32,915,833
1,900-Foot Level(9)	130,851,531	130,851,531
Total Inferred Resources	163,767,364	163,767,364
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
(7)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data described in Section 16 of the Cote Blanche TRS. The pricing data is based on a five-year average (2021 through 2025) of historical sales data for rock salt for road deicing of $75.74 per ton. Sales prices are projected to increase to approximately $763.94 per ton for rock salt for road deicing through year 2138 (the current expected end of mine life).
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

54	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 11. Cote Blanche Mine – Summary of Salt Mineral Reserves at September 30, 2025 and 2024

	Salt Reserves (tons)(1)(3)(4)(5)(6)(7)
Reserve Area(2)(8)	September 30, 2025	September 30, 2024
Proven Reserves
1,300-Foot Level	12,330,308	12,735,563
1,500-Foot Level	1,711,436	2,969,828
Total Proven Reserves	14,041,744	15,705,391
Probable Reserves
1,700-Foot Level(9)	113,734,537	113,853,955
1,900-Foot Level(9)	122,693,422	122,693,422
Total Probable Reserves	236,427,959	236,547,377
Total Reserves
1,300-Foot Level	12,330,308	12,735,563
1,500-Foot Level	1,711,436	2,969,828
1,700-Foot Level(9)	113,734,537	113,853,955
1,900-Foot Level(9)	122,693,422	122,693,422
Total Reserves	250,469,703	252,252,768
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
(7)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data described in Section 16 of the Cote Blanche TRS. The pricing data is based on a five-year average (2021 through 2025) of historical sales data for rock salt for road deicing of $75.74 per ton. Sales prices are projected to increase to approximately $763.94 per ton for rock salt for road deicing through year 2138 (the current expected end of mine life).
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

From September 30, 2024 to September 30, 2025, combined measured and indicated resources at the Cote Blanche mine decreased by approximately 0.51% and total reserves decreased by approximately 0.71%. The decreases in salt resources and reserves were attributable to depletion of salt in connection with extraction operations of the Company.

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

55	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 5. Goderich Mine Property Location Map

56	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

57	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Certain mining units at the Goderich mine are equipped with both a CMM and a flexible conveyor train (“FCT”), a dynamic move-up unit and a belt storage unit. On these mining units, the CMM cuts the salt directly from the face and discharges it into a hopper on the end of the FCT. From the FCT, the rock salt is offloaded to the main underground belt conveyance system where it is then transported to the underground crushers and the mill. Other mining units are also equipped with a CMM, but are supported with rubber-tired haulage equipment to transfer salt. Salt mined from these CMMs is transferred from the face by rubber-tired haulage to a centralized dump point with a crusher and then follows the same process as the other units once the salt is put onto the underground conveyance system. Rock salt is processed and sized at the underground crushers and the mill before being hoisted to the surface. Salt is stockpiled at the surface in domes. The salt is then distributed to depots, packaging facilities and customers via ship (approximately 80%), and rail car and truck (approximately 20%). The net book value for the plant, property and equipment at the Goderich mine is $206,300,000 as of September 30, 2025, exclusive of mineral rights and the value of assets leased under operating leases.

The Goderich mine has procured and is operating in compliance with all required operating licenses, including permits pertaining to mineral extraction, effluent discharge and air permitting. The Ontario Ministry of Energy, Northern Development and Mines regulates closure for the Goderich mine. The most recent closure plan was approved by the ministry in 2021. Long-

58	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

term cleanup of the site will essentially include demolishing surface facilities, removal of surface infrastructure and restoring a natural alvar ecological community on the surface, flooding of the workings, and decommissioning (plugging). The Goderich mine operates under two air permits issued by the Ontario Ministry of Environment, Conservation and Parks, one for the lab (8-1131-96-007), and the other for the garage for welding exhaust (5522-78NUN2). Site drainage into Snug Harbour and the Maitland River is permitted pursuant to Certificate of Approval 2342-7ULQEU and Environmental Compliance Approval 1236-8YGK8A, respectively, issued by the Ontario Ministry of Environment, Conservation and Parks.

Summaries of the Goderich mine’s salt mineral resources and mineral reserves as of September 30, 2025 and 2024 are shown in Tables 12 and 13, respectively. The Company’s Vice President, Natural Resources served as the Qualified Person and prepared the estimates of salt mineral resources and mineral reserves at the Goderich mine. The material assumptions and information pertaining to the Company’s disclosure of mineral resources and mineral reserves at the Goderich mine are based on the Technical Report Summary dated November 16, 2021, as amended on December 14, 2022, with an effective date of September 30, 2021 (the “Goderich TRS”). This Form 10-K also reflects more recent information, including revised capital expenditure forecasts, obtained from the QP as of September 30, 2025, which supplements and updates information from such TRS. These changes to the capital expenditures forecasts would affect the NPV and IRR figures stated in Section 19 of the Goderich TRS, but salt resources or reserves would not be affected.

Table 12. Goderich Mine – Summary of Salt Mineral Resources at September 30, 2025 and 2024

	Salt Resources (tons)(1)(2)(4)(5)(6)(7)(8)
Resource Area(3)(9)	September 30, 2025	September 30, 2024
Measured Resources	—	—
Indicated Resources	1,430,188,004	1,441,611,742
Measured + Indicated Resources	1,430,188,004	1,441,611,742
Inferred Resources	148,200,000	148,200,000
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
(8)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt and are based on pricing data described in Section 16 of the Goderich TRS. The pricing data is based on a five-year average (2021 through 2025) of historical sales data for rock salt for road deicing of $63.65 per ton. Sales prices are projected to increase to approximately $319.63 per ton for rock salt for road deicing through year 2094 (the current expected end of mine life).
(9)Based on an area of approximately 575,257,000 square feet for the A-2 salt bed within the lease area.

Table 13. Goderich Mine – Summary of Salt Mineral Reserves at September 30, 2025 and 2024

	Salt Reserves (tons)(1)(2)(3)(4)(5)(6)(7)(8)
Reserve Area(3)(9)	September 30, 2025	September 30, 2024
Proven Reserves	—	—
Probable Reserves	449,080,163	453,390,625
Total Reserves	449,080,163	453,390,625
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

59	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
(8)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt and are based on pricing data described in Section 16 of the Goderich TRS. The pricing data is based on a five-year average (2021 through 2025) of historical sales data for rock salt for road deicing of $63.65 per ton. Sales prices are projected to increase to approximately $319.63 per ton for rock salt for road deicing through year 2094 (the current expected end of mine life).
(9)Based on an area of approximately 575,257,000 square feet for the A-2 salt bed within the lease area.

From September 30, 2024 to September 30, 2025, combined measured and indicated resources at the Goderich mine decreased by approximately 0.8% and total reserves decreased by approximately 1.0%. The decreases in salt resources and reserves were attributable to depletion of salt in connection with extraction operations of the Company.

INTERNAL CONTROLS DISCLOSURE

The modeling and analysis of the Company’s resources and reserves has been developed by Company mine personnel and reviewed by several levels of internal management, including the QP. The development of such resources and reserves estimates, including related assumptions, was a collaborative effort between the QP and Company staff. This section summarizes the internal control considerations for the Company’s development of estimations, including assumptions, used in resource and reserve analysis and modeling.

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

60	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

ITEM 3.    LEGAL PROCEEDINGS

We are involved in the legal proceedings described in Part II, Item 8, Note 8. Income Taxes and Part II, Item 8, Note 11. Commitments and Contingencies of our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition, except as otherwise described in Part II, Item 8, Note 8. Income Taxes, Part II, Item 8, Note 11. Commitments and Contingencies of our Consolidated Financial Statements, and Item 8, Note 18. Subsequent Event.

61	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 4.    MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is incorporated by reference to Exhibit 95 to this Form 10-K report.

Information about our Executive Officers

Below is information about each person who was or is an executive officer as of September 30, 2025, and as of the date of the filing of this Form 10-K. The table sets forth each person’s name, position and age as of the date of the filing of this Form 10-K.

Name	Age	Position
Edward C. Dowling Jr.	70	President and Chief Executive Officer and Director
Peter Fjellman	56	Chief Financial Officer
Patrick Merrin	54	Chief Operations Officer
Ben Nichols	44	Chief Commercial Officer
Amy Tills	48	Chief Human Resources Officer
Ashley Ward	41	Chief Accounting Officer

Edward C. Dowling Jr., President and Chief Executive Officer and Director, joined Compass Minerals as president and chief executive officer (CEO) in January 2024. He continues to serve on the company’s board of directors, as he has since March 2022. Mr. Dowling has more than 35 years of leadership experience and international mining expertise. Prior to joining Compass Minerals, Mr. Dowling served as the president, CEO and member of the board of directors of SSR Mining Inc. (f/k/a Alacer Gold Corp.), a publicly traded hard rock mining company (2008-2012), and was chair of the board (2013-2020). Previously, he was president and CEO of Meridian Gold Inc. (2006-2007), executive director for mining and exploration at De Beers S.A. (2004-2006) and executive vice president for operations at Cleveland-Cliffs Inc. (1998-2004). Additionally, he formerly served as chair of the board of PJSC Polyus and of Copper Mountain Mining Corporation. Mr. Dowling currently serves on the board of directors of Wesdome Gold Mines as of May 2025 and has served on the board of directors of Teck Resources Ltd. from 2012 to 2025.

Peter Fjellman, Chief Financial Officer, joined Compass Minerals in January 2025 as chief financial officer. Mr. Fjellman brings over 30 years of experience leading finance teams across diverse industrial, manufacturing and logistics sectors, most recently serving as senior vice president of finance, Americas and Asia Pacific for GXO Logistics, a spinoff of XPO Logistics. Prior to GXO Logistics, his roles included CFO, Americas for ABB, a global power and automation products manufacturer; vice president of finance, North America, at Danaher Corporation, a global life sciences and diagnostics company; and positions of increasing responsibility at Newell Rubbermaid Corporation, a global consumer goods manufacturer. Mr. Fjellman began his career on the audit team at KPMG.

Patrick Merrin, Chief Operations Officer, joined Compass Minerals in March 2025 as chief operations officer (“COO”). Prior to joining the company, Mr. Merrin served as executive vice president of technical services at Lundin Mining Corporation, a diversified Canadian base metals miner. Before Lundin, he was appointed chief executive officer at Copper Mountain Mining Corporation, a copper mining company. Previous roles include COO of mining at Washington Companies, a diversified holding company in the transportation, mining, construction and shipbuilding industries; and senior vice president of Canadian operations at Newcrest Mining and Goldcorp, both gold mining companies acquired by Newmont Corporation.

Ben Nichols, Chief Commercial Officer, joined Compass Minerals in November 2004 as sales and marketing analyst and held positions of increasing responsibility until his promotion in March 2018, to vice president, salt, consumer and industrial. In January 2020, he was named vice president, plant nutrition. Mr. Nichols was appointed chief sales officer in January 2024 to oversee the sales, product management and marketing functions for the Salt and Plant Nutrition businesses. In March 2025, he was named chief commercial officer.

62	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Amy Tills, Chief Human Resources Officer, joined Compass Minerals as chief human resources officer in September 2025. Before joining Compass Minerals, Ms. Tills developed a background in transforming organization cultures and she brings more than 20 years of experience in human resources leadership and labor relations from various industries and global operations. Most recently, she served as global vice president of human resources at Fluke Corporation. Previously, she was vice president of human resources, global cooling, at SPX Corporation. Additionally, she gained experience at manufacturing companies, including Honeywell, Amcor Ltd., and Goodyear Tire and Rubber Company.

Ashley Ward, Chief Accounting Officer, joined Compass Minerals in July 2024 as vice president, corporate controller and was appointed chief accounting officer in June 2025. Prior to joining the company, Ms. Ward spent 10 years with Crestwood Equity partners and held positions of increasing responsibility, including assistant controller and director, operational accounting and fixed assets. After receiving a Bachelor of Business Administration in accounting from Wichita State University, she began her career in accounting at Flint Hills Resources, a wholly owned subsidiary of Koch Industries.

63	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CUMULATIVE TOTAL STOCK RETURN

The following Stockholder Performance Graph compares the cumulative total return on the Company’s common stock with the Russell 2000 Index and a peer group index with companies with market capitalization from $1 billion to $3 billion. The performance graph below uses a market capitalization index because the Company does not believe it has a reasonable line-of-business peer group. The graph assumes that the value of the investment in common stock and each index was $100 on December 31, 2020 and that all dividends were reinvested. Peer group indices use beginning of period market capitalization weighting.

Cumulative Total Return
$150
$125
$100
$75
$50
$25
$—
12/31/20
09/30/21
09/30/22
09/30/23
09/30/24
09/30/25
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

COMMON STOCK DATA

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol CMP.

HOLDERS

On December 8, 2025, the number of holders of record of our common stock was 228.

64	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

ITEM 6.    RESERVED

Part II, Item 6 is no longer required as the SEC has adopted certain amendments to Regulation S-K that eliminate Item 301 of Regulation S-K.

65	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook, our expectations for the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” You should read the following discussion together with Item 1A, “Risk Factors” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

COMPANY OVERVIEW

Compass Minerals is a leading global provider of essential minerals, including salt, consisting of sodium chloride and magnesium chloride and sulfate of potash (SOP”) specialty fertilizer. As of September 30, 2025, we operate 12 production and packaging facilities with more than 1,800 personnel throughout the U.S., Canada and the UK, including:
•The largest rock salt mine in the world in Goderich, Ontario, Canada;
•The largest dedicated rock salt mine in the UK in Winsford, Cheshire;
•A solar evaporation facility located near Ogden, Utah, which is both the largest sulfate of potash specialty fertilizer production site and the largest solar salt production site in the Western Hemisphere; and
•Several mechanical evaporation facilities producing consumer and industrial salt.

Our Salt segment provides highway deicing salt to customers in North America and the UK as well as consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other salt-based products for consumer, industrial, chemical and agricultural applications in North America. In the UK, we operate a records management business utilizing excavated areas of our Winsford salt mine with one other location in London, England.

Our Plant Nutrition segment produces and markets SOP products in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. We market our SOP under the trade name Protassium+.

Debt Refinancing. In June 2025, we issued $650.0 million aggregate principal amount of our 8.00% Senior Notes due 2030 in a private offering (the “2030 Notes”). We used the net proceeds from the 2030 Notes to (i) repay all outstanding amounts under our senior secured credit facility, including $43.5 million under the revolving credit facility and $191.3 million under our term loan, (ii) redeem approximately $350.0 million of our outstanding 6.75% Senior Notes due 2027, (iii) pay transaction-related fees and expenses, (iv) increase cash on our balance sheet, and (v) for general corporate purposes. The redemption resulted in a loss on debt extinguishment of $7.6 million, which is included in Loss on extinguishment of debt in the Consolidated Statements of Operations for the fiscal year ended September 30, 2025. See the Liquidity and Capital Resources section below and Item 8, Note 10. Long Term Debt and Finance Lease Liabilities of our Consolidated Financial Statements for additional information.

Fortress Exit. In May 2023, we completed the purchase of Fortress North America, LLC (“Fortress), a fire retardant company working to develop long-term aerial and ground fire retardant products to help combat wildfires. In March 2025, we took measures to align our cost structure to our current business needs as part of a larger strategic refocus to improve the profitability of our core Salt and Plant Nutrition businesses, including the process of exiting the Fortress business and terminating the employment of all Fortress employees. As a result of impairment tests performed during fiscal year ended September 30, 2025, we recorded a $53.0 million loss on impairment of long-lived assets related to customer relationships and trade name and a $0.7 million impairment related to the remaining Fortress property, plant and equipment. See Item 8, Note 2. Summary of Significant Accounting Policies of our Consolidated Financial Statements for additional information.

We continue to monitor the effects of the tariffs imposed by the U.S. administration during 2025, the reciprocal tariffs and retaliatory tariffs imposed by other countries, and the impact on our business. Our salt and fertilizer production in Canada is qualified under the United States-Mexico-Canada (“USMCA”) trade agreement. Accordingly, our exports from Canada into the United States are exempt from tariffs at this time.

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

66	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

RESULTS OF OPERATIONS—For the Fiscal Year September 30, 2025, Compared to the Fiscal Year September 30, 2024

CONSOLIDATED RESULTS OF OPERATIONS

CONSOLIDATED RESULTS COMMENTARY: — For the Fiscal Year Ended September 30, 2025, Compared to the Fiscal Year Ended September 30, 2024

•Total sales increased 11.3%, or $126.5 million, due to higher Salt and Plant Nutrition segment sales, partially offset by lower Fortress fire retardant sales. The increase in Salt sales was primarily driven by higher sales volumes, partially offset by lower combined average sales prices. The increase in Plant Nutrition sales, in comparison to the prior fiscal year, primarily reflects higher sales volumes, partially offset by lower average sales price. The results of operations of Fortress included sales of $14.7 million for the fiscal year ended September 30, 2024 and no sales in fiscal 2025. On May 30, 2025, we completed the sale of the Fortress fire retardant assets.
•Operating income was $25.3 million for the fiscal year ended September 30, 2025, compared to an operating loss of $(116.8) million, for the fiscal year ended September 30, 2024. The improvement in operating income for fiscal 2025, compared to the operating loss for fiscal 2024, was primarily due to a decrease in impairment losses and lower selling, general and administrative expenses. These positive effects were partially offset by a decline in gross profit (see Gross Profit and Gross Margin Commentary below) and a decrease in the gain contingent consideration related to the Fortress acquisition.
•Diluted net loss per share of $1.91 improved by $3.08 from a net loss of $4.99 per common share in the prior fiscal year period.

67	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

GROSS PROFIT & GROSS MARGIN COMMENTARY: — For the Fiscal Year Ended September 30, 2025, Compared to the Fiscal Year Ended September 30, 2024

Gross Profit: Decreased 2.2%, or $4.3 million; Gross Margin decreased 2.2% from 17.5% to 15.3%
•Salt segment gross profit decreased $18.9 million, primarily due to lower average combined sales prices and higher per-unit product costs, partially offset by higher sales volumes (see Salt operating results).
•Gross profit for the Plant Nutrition segment increased $23.1 million due to higher sales volumes and lower per-unit product costs, partially offset by lower average sales prices and higher per-unit distribution costs (see Plant Nutrition operating results).
•Gross profit was also unfavorably impacted by a reduction in Fortress gross profit, in comparison to the prior year. No Fortress sales occurred in fiscal 2025, and on May 30, 2025, we completed the sale of the Fortress fire retardant assets.

OTHER EXPENSES AND INCOME COMMENTARY: — For the Fiscal Year Ended September 30, 2025, Compared to the Fiscal Year Ended September 30, 2024

SG&A: Decreased $24.5 million; Decreased 3.2 percentage points as a percentage of sales from 12.3% to 9.1%
•The decrease in SG&A expense was primarily due to reductions in corporate compensation expense and professional services.

Loss on Impairments: Decreased $137.3 million to $53.7 million
•We recorded a loss on impairment of definite-lived intangible assets and long-lived assets of $53.7 million, during the fiscal year ended September 30, 2025, related to the exit of Fortress.
•During the fiscal year ended September 30, 2024, we recognized goodwill impairments of $51.0 million related to our Plant Nutrition segment and $32.0 million related to our Fortress operations (within the Corporate and Other segment). The Plant Nutrition impairment was primarily the result of reduced cash flow assumptions impacting expected profitability of the Plant Nutrition segment. The Fortress impairment was primarily related to uncertainty surrounding our magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Also, during the fiscal year ended September 30, 2024, we recorded a loss on impairment of definite-lived intangible asset of $15.6 million, related to Fortress magnesium chloride-based products.
•We recorded a loss on impairment of long-lived assets of $74.8 million for the fiscal year ended September 30, 2024 related to the termination of the lithium development.
•We recorded an impairment loss of $17.6 million for the fiscal year ended September 30, 2024 in our Plant Nutrition segment related to water rights definite-lived intangible asset.
•See Item 8, Note 2. Summary of Significant Policies of our Consolidated Financial Statements for additional information on the impairment losses discussed above.

68	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Other Operating (Income) Expense: Decreased $15.4 million from income of $17.0 million to income of $1.6 million
•The decrease in other operating income was primarily due to a decrease in the gain contingent consideration of $14.2 million related to the Fortress acquisition, along with an increase in legal fees and product recall costs, partially offset by the decrease in severance costs and corporate restructuring charges.

Interest Income: Increased $0.3 million to $1.3 million
•The increase in interest income during the current fiscal year period is primarily due to a higher average cash balance in the current year.

Interest Expense: Decreased $1.0 million to $68.5 million
•The decrease was primarily due to lower debt levels in the current fiscal year period.

Gain (Loss) on Foreign Exchange: Changed by $0.8 million from a $0.7 million loss in the prior fiscal year to $0.1 million gain
•We realized a foreign exchange gain of $0.1 million for the fiscal year ended September 30, 2025, compared to a loss of $0.7 million in the prior year, primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Loss on Extinguishment of Debt: $7.6 million in the current fiscal year
•We recorded a loss on extinguishment of debt of $7.6 million in the fiscal year ended September 30, 2025, comprised of a $3.9 million prepayment premium related to the partial redemption of 6.75% Senior Notes due 2027 (the “2027 Notes”) and a $3.7 million write-off of unamortized deferred financing costs related to the partial redemption of 2027 Notes and repayment of our term loan. See Item 8, Note 10. Long-Term Debt and Finance Lease Liabilities of our Consolidated Financial Statements for additional information.

Other Expense, Net: Increased $2.1 million to $4.3 million
•The increase is primarily due to fees paid and the write-off of previously capitalized deferred financing costs when we modified our Credit Agreement and entered into the fourth amendment to our Credit Agreement in the current fiscal year.

Income Tax Expense: Increased $8.2 million from $17.9 million to $26.1 million
•The increase in income tax expense was primarily driven by the increase in foreign book income in the fiscal year ended September 30, 2025, compared to the fiscal year ended September 30, 2024. Additionally, the majority of the impairments recorded in the fiscal year ended September 30, 2025 and September 30, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset.
•Our effective tax rate of (49%) for the fiscal year ended September 30, 2025 is primarily driven by the income mix by country with income recognized in foreign jurisdictions offset by losses recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, the majority of the impairments recorded in the fiscal year ended September 30, 2025 and September 30, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset. See Item 8, Note 8. Income Taxes of our Consolidated Financial Statements for additional information.
•Our income tax provision for the fiscal years ended September 30, 2025 and September 30, 2024 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense.

OPERATING SEGMENT PERFORMANCE: — For the Fiscal Year Ended September 30, 2025, Compared to the Fiscal Year Ended September 30, 2024

The following financial results represent consolidated financial information with respect to sales from our Salt and Plant Nutrition segments for the fiscal years ended September 30, 2025 and September 30, 2024. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.

69	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Fortress results of operations include sales of $0.0 million and $14.7 million for the fiscal years ended September 30, 2025 and September 30, 2024, respectively. The results of operations of the consolidated records management business and other incidental revenues include sales of $15.1 million and $13.9 million, for the fiscal years ended September 30, 2025 and September 30, 2024, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

SALT SEGMENT RESULTS

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Salt Sales (in millions)	$1,022.5	$907.8
Salt Operating Income (in millions)	$145.9	$163.6
Salt Sales Volumes (thousands of tons)
Highway deicing	8,985	7,462
Consumer and industrial	1,863	1,852
Total tons sold	10,848	9,314
Average Salt Sales Price (per ton)
Highway deicing	$71.53	$73.23
Consumer and industrial	$203.87	$195.14
Combined	$94.26	$97.47
SALT SEGMENT RESULTS COMMENTARY: — For the Fiscal Year Ended September 30, 2025, Compared to the Fiscal Year Ended September 30, 2024

•Salt sales of $1,022.5 million increased $114.7 million, or 12.6%, in the current year reflecting higher sales volumes, partially offset by lower highway deicing average sales prices.
•Salt sales volumes increased 16.5%, increasing sales by approximately $113.7 million. Highway deicing sales volumes increased 20.4% reflecting a more normal winter weather in the North American deicing season, compared to the same period of the prior year. Consumer and industrial sales volumes increased 0.6%, primarily due to higher consumer deicing volumes.
•Combined average sales price decreased 3.3%, partially offsetting the volume increase by approximately $1.0 million driven by a decrease in highway average sales prices.
•Highway deicing average sales prices decreased 2.3% and Consumer and industrial average sales prices increased 4.5%, which resulted in a combined average sales price decrease of 3.3%, compared to the prior year. The lower combined average sales prices are also reflective of sales mix.
•Salt operating income decreased 10.8%, or $17.7 million, due primarily to lower combined average sales prices and higher per-unit product costs, partially offset by higher sales volumes and lower per-unit distribution costs.

PLANT NUTRITION RESULTS

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Plant Nutrition Sales (in millions)	$206.3	$181.0
Plant Nutrition Operating (Loss) Income (in millions)	$6.5	$(86.4)
Plant Nutrition Sales Volumes (thousands of tons)	326	273
Plant Nutrition Average Sales Price (per ton)	$634	$663
PLANT NUTRITION RESULTS COMMENTARY: — For the Fiscal Year Ended September 30, 2025, Compared to the Fiscal Year Ended September 30, 2024

•Plant Nutrition sales increased 14.0%, or $25.3 million, due to higher sales volumes, partially offset by lower average

70	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

sales prices.
•Plant Nutrition sales volumes increased 19.4%, or 53,000 tons, which resulted in a $35.1 million increase in sales driven by positive production trends in 2025 that have allowed us to pursue business beyond normally serviced markets.
•Plant Nutrition average sales prices decreased 4.4%, partially offsetting the increase in sales volume by $9.8 million.
•Plant Nutrition operating income in fiscal year 2025 was $6.5 million, compared to an operating loss of $86.4 million in fiscal year 2024. The improvement in earnings was due to higher sales volumes combined with the prior year including $68.6 million loss from impairments (goodwill and water rights), partially offset by lower average sales prices and higher per-unit distribution costs.

Results of Operations—For the Fiscal Year September 30, 2024, Compared to the Fiscal Year September 30, 2023

For a discussion and analysis of the fiscal year ended September 30, 2024, compared to the fiscal year ended September 30, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 16, 2024, which is incorporated herein by reference.

Liquidity and Capital Resources—For the Fiscal Year Ended September 30, 2025, Compared to the Fiscal Year Ended September 30, 2024

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $325 million revolving credit facility and our revolving AR Securitization Facility extending to March 2027 with a capacity, which is subject to certain conditions, of up to $100.0 million. As of September 30, 2025, we had liquidity of approximately $364.6 million, comprised of $59.7 million of cash and cash equivalents and $304.9 million of availability under our $325 million revolving credit facility.

Principally due to the nature of our deicing business, our cash flows from operations have historically been seasonal, with the majority of our cash flows from operations generated during the first half of the calendar year (see “—Seasonality” for more information). Our working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events, consequently the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our revolving credit facility. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

We have been able to manage our cash flows generated and used across Compass Minerals to indefinitely reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of September 30, 2025, we had $23.6 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. In fiscal 2025 and fiscal 2024, we did not repatriate any unremitted foreign earnings. During the second quarter of fiscal 2025, we revised our permanently reinvested assertion. We are expecting to repatriate approximately $11 million of unremitted foreign

71	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

earnings from our UK operations on which there was no income tax impact as of September 30, 2025. It is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested foreign earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. Canadian provincial taxing authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Item 8, Note 8. Income Taxes and Note 18. Subsequent Event of our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments.

Historical Cash Flows

The table below provides a summary of our sources and uses of cash (in millions):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Net cash flow from operating activities	197.7	$14.4
Net cash flow from investing activities	(50.0)	(116.1)
Net cash flow from financing activities	(108.3)	83.1
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1
Net change in cash and cash equivalents	$39.5	$(18.5)

As of September 30, 2025, we had cash and cash equivalents of $59.7 million, an increase of $39.5 million from September 30, 2024.

Cash Flows from Operating Activities

Net cash provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $197.7 million, for the fiscal year ended September 30, 2025, as compared to $14.4 million, for the fiscal year ended September 30, 2024. Throughout the fiscal year ended September 30, 2025, we realized a working capital release of approximately $117 million out of finished goods inventory as part of our back-to-basics strategy of optimizing inventory volumes and associated cash impacts. In addition, the increase in cash flows provided by operating activities for the fiscal year ended September 30, 2025, included increases in accounts payable and accrued expenses, partially offset by increases in receivables.

Cash flows from Investing Activities

Net cash used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $50.0 million and $116.1 million, during the fiscal years ended September 30, 2025 and September 30, 2024, respectively. Cash outflows from investing activities for capital expenditures during the fiscal years ended September 30, 2025 and September 30, 2024 were $69.7 million and $114.2 million, respectively. The decrease in investing activities for capital expenditures during the fiscal year ended September 30, 2025, was primarily due to the termination of the lithium development project in the prior year. During the fiscal year ended September 30, 2025, we received proceeds from the sale of Fortress assets, net of transaction costs of $19.6 million. We estimate that our cash outflows for capital expenditures will be approximately $90 million to $110 million for the fiscal year ended September 30, 2026.

Cash Flows from Financing Activities

Net cash used in financing activities, as reflected in the Consolidated Statements of Cash Flows, were $108.3 million, for the fiscal year ended September 30, 2025, as compared to net cash provided in financing activities of $83.1 million, for the fiscal year ended September 30, 2024. The decrease in cash flows from financing activities during the fiscal year ended September 30, 2025, compared to September 30, 2024, was primarily due to the principal and redemption premium under our 2027 Notes

72	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

and repayment of our Revolving Credit Facility and Term Loan, partially offset by borrowings under the issuance of our 2030 Notes and Revolving Credit Facility. The Company paid deferred financing fees of $15.9 million and $2.1 million, during the fiscal years ended September 30, 2025 and September 30, 2024, respectively.

Capital Resources

With regard to our Salt and Plant Nutrition businesses, we believe our ongoing primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We believe that our current banking syndicate is secure and believe we will have access to our entire revolving credit facility. We expect that ongoing requirements for debt service and sustaining capital expenditures will primarily be funded from these sources.

As of September 30, 2025, we had $845.8 million of outstanding indebtedness consisting of $650.0 million outstanding under our 8.00% Senior Notes due 2030, $150.0 million outstanding under our 6.75% Notes due 2027, and $45.8 million outstanding loans under the AR Securitization Facility. Outstanding letters of credit totaling $20.1 million as of September 30, 2025 further reduced available borrowing capacity under the revolving credit facility to $304.9 million.

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

Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Furthermore, we must remain in compliance with the terms of the 2023 Credit Agreement governing our credit facilities, including the consolidated first lien net leverage ratio and consolidated interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indentures governing our 6.75% Senior Notes due December 2027 and our 8.00% Senior Notes due June 2030, which limit the amount of dividends we can pay to our stockholders.

On June 16, 2025, we issued $650.0 million aggregate principal amount of our 8.00% Senior Notes due 2030 in a private offering, pursuant to an indenture, dated June 16, 2025 (the “2030 Notes”), among us, the subsidiary guarantors named therein and Computershare Trust Company, N.A., as trustee. The 2030 Notes are senior unsecured obligations, with interest payable semi-annually on January 1 and July 1, commencing January 1, 2026. The Notes are guaranteed by certain of our domestic subsidiaries. The 2030 Notes will mature on June 16, 2030. We incurred $13.0 million in deferred financing costs, including arrangement, legal and other fees, and will be amortized to interest expense method over the 5-year term of the 2030 Notes.

We used the net proceeds from the 2030 Notes to (i) repay all outstanding amounts under its senior secured credit facility, including $43.5 million under the revolving credit facility and $191.3 million under our term loan, (ii) redeem approximately $350.0 million of its outstanding 2027 Notes at a redemption price of 101.125% of the principal amount, plus accrued and unpaid interest, (iii) pay transaction-related fees and expenses, (iv) increase cash on its balance sheet, and (v) for general corporate purposes. The redemption, completed on June 17, 2025, resulted in a loss on debt extinguishment of $5.7 million, included in Loss on extinguishment of debt in the Consolidated Statements of Operations for the fiscal year ended September 30, 2025. The loss was comprised of a $3.9 million prepayment premium and a $1.8 million write-off of unamortized deferred financing costs. Following the redemption, $150.0 million of the 2027 Notes remain outstanding and continue to accrue interest, payable semi-annually on June 1 and December 1, with unamortized deferred financing costs of $0.7 million as of September 30, 2025.

73	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

On June 16, 2025, we entered into the fifth amendment to its 2023 Credit Agreement, originally dated April 20, 2016, as amended (the “Amended and Restated 2023 Credit Agreement”). The amendment, among other things, (i) fixed the aggregate revolving commitments at $325.0 million, eliminating the automatic periodic step-downs previously included in the December 12, 2024, amendment to the 2023 Credit Agreement, which had scheduled reductions to $250.0 million by July 1, 2026, (ii) permitted the issuance of the 2030 Notes, with net proceeds used to prepay all outstanding loans under the Existing Amended and Restated Credit Agreement, including $43.5 million outstanding under the revolving credit facility and $191.3 million outstanding under our term loan, plus accrued and unpaid interest, (iii) permitted the Company to utilize certain baskets under covenants restricting the incurrence of indebtedness, liens, investments, dividends, and junior debt prepayments, and (iv) modified the financial maintenance covenants, which are tested on a quarterly basis, as follows: (A) replaced the leverage-based covenant, which previously required compliance with a maximum ratio of consolidated total net indebtedness to consolidated EBITDA of 6.50x (with a step-down to 5.75x on December 31, 2025, and a further step-down to 4.75x on March 31, 2026) with a leverage-based covenant which requires compliance with a maximum ratio of consolidated first lien net indebtedness to consolidated EBITDA of 2.75x (with a step-down to 2.50x on December 31, 2025) and (B) lowered the required minimum ratio of consolidated EBITDA to consolidated interest expense from 2.00x (with a step-up to 2.25x on March 31, 2026) to 1.50x. Consolidated first lien net debt includes the aggregate principal amount of consolidated first lien debt, net of unrestricted cash not to exceed $100.0 million. In connection with the prepayment of our term loan, we recorded a loss on debt extinguishment of $1.9 million, included in Loss on extinguishment of debt on the Consolidated Statements of Operations for the fiscal year ended September 30, 2025, related to the write-off of unamortized deferred financing costs related to this instrument. As of September 30, 2025, our consolidated first lien net leverage ratio was approximately 0.01x.

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

On May 5, 2023, we entered into an agreement to amend and restate our credit agreement entered into on November 26, 2019 (as in effect prior to such restatement, the “Existing Credit Agreement”) with a new $575 million senior secured credit agreement due May 5, 2028 (as amended, the “2023 Credit Agreement”), comprised of a $375 million revolving credit facility and $200 million term loan. The term loan is payable in quarterly installments of interest and principal, which began September 30, 2023. The 2023 Credit Agreement increases the Applicable Margins by 25 basis points over those defined in the Existing Credit Agreement and adds an additional level at a consolidated total leverage ratio (defined below) of greater than 4.00 to 1.00. Proceeds from the 2023 Credit Agreement were used to redeem our $250 million 4.875% Senior Notes on May 10, 2023 and pay off the Existing Credit Agreement term loan balance of $16.9 million. See Item 8, Note 10. Long Term Debt and Finance Lease Liabilities of our Consolidated Financial Statements for additional details.

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

74	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

On June 30, 2020, certain of our U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility for up to $100.0 million of borrowing with PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent. In January 2023, certain of the Company’s U.S. subsidiaries entered into the second amendment to the AR Securitization Facility with PNC Bank, which temporarily eased the restrictions of certain covenants contained in the agreement through March 2023. The amendment made certain adjustments to the financial tests including: (i) the default ratio and (ii) the delinquency ratio to make compliance with such tests more likely. On March 27, 2024, certain of our U.S. subsidiaries entered into an amendment to its revolving accounts receivable financing facility with PNC Bank, National Association, extending the facility to March 2027. As of September 30, 2025, we had $45.8 million of outstanding loans under this accounts receivable financing facility. See Item 8, Note 10. Long Term Debt and Finance Lease Liabilities of our Consolidated Financial Statements for more information.

We are in compliance with our debt covenants as of September 30, 2025, although we can make no assurance that we will remain in compliance with these ratios. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable. However, we may not be able to use any or all of our NOL carryforwards to offset future taxable income and our NOL carryforwards may become subject to additional limitations due to future ownership changes or otherwise. As of September 30, 2025, we had $80.5 million of gross federal NOL carryforwards and $7.1 million of net operating tax-effected state NOL carryforwards that expire beginning in 2031. Also as of September 30, 2025 and September 30, 2024, we had $1.9 million and $2.0 million, respectively, of tax-effected state capital losses which will expire beginning in 2027 and $1.6 million and $1.6 million, respectively, of tax-effected federal capital losses, which will expire beginning in 2025.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended September 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the fiscal year ended September 30, 2025, an additional valuation allowance of $33.1 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

We have a defined benefit pension plan for certain of our current and former UK employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations. As of September 30, 2025, the fair value of the plan’s assets are in excess of the accumulated benefit obligations and we expect to be required to use cash from operations above our historical levels to fund the plan in the future.

Contractual Obligations

We believe we have sufficient liquidity to fund our operations and meet both short-term and long-term obligations. Our material future obligations include the contractual obligations and other commitments as described below.

We are party to contractual obligations involving commitments to make payments to third parties. These obligations impact our liquidity and capital resource needs. As of September 30, 2025, we had total future contractual obligations of approximately $1.3 billion, with approximately $127.5 million due during fiscal 2026.

We have a contractual commitment to repay our long-term debt of $845.8 million based on the terms of our debt agreements, of which $0.0 million is payable within the next twelve months. Our interest commitment based on the debt balances at September 30, 2025 is $282.5 million, with $64.3 million expected within the next twelve months. The remainder of our contractual commitments consist of lease payments, purchase obligations and commitments, income taxes and employer pension and benefit plan obligations.

75	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

See Item 8, Note 4. Leases and Note 10. Long Term Debt and Finance Lease Liabilities of our Consolidated Financial Statements for amounts outstanding as of September 30, 2025 related to leases and debt, respectively. Refer to Item 8, Note 11. Commitments and Contingencies and Note 18. Subsequent Event of our Consolidated Financial Statements for amounts related to purchase obligations and performance bonds. Our contractual obligations related to employer pension plan obligations represent the funded status recognized as of September 30, 2025. See Item 8, Note 9. Pension Plans and Other Benefits of our Consolidated Financial Statements for information related to these plans.

In addition, we have other future contingent commitments of approximately $231.6 million, consisting of letters of credit and performance bonds, due during fiscal 2026. At September 30, 2025, we had $211.5 million of outstanding performance bonds, which includes bonds related to Ontario mining tax reassessments, and with the settlement that occurred during the first quarter of fiscal 2026, the bonds posted as collateral for the 2002-2018 period were released. Refer to Item 8, Note 11. Commitments and Contingencies and Note 18. Subsequent Event of our Consolidated Financial Statements for additional details.

Product Recall

On October 25, 2024, we issued a recall for specific production lots of food-grade salt produced at our Goderich Plant following a customer report of a non-organic, foreign material in our product. We subsequently expanded the voluntary recall to include food products from the Goderich Plant between September 18, 2024 and November 6, 2024. We followed recall protocol and notified the BRCGS Global Standard for Food Safety certifying body, the Canadian Food Inspection Agency (“CFIA”) and the U.S. Food and Drug Administration (“FDA”). We completed our investigation and continue to assess the scope and magnitude of customer claims related to the recall. At this time, based on currently available information and our applicable insurance coverage, we do not believe any incremental losses will have a material adverse effect on our results of operations or cash flows in future periods. The recall in the United States, supervised by the FDA, is complete, and the matter is closed with FDA. The CFIA has conducted a follow-up inspection of the Goderich Plan to verify compliance with regulatory requirements and identified no non-compliances. See Item 8, Note 11. Commitments and Contingencies of our Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

At September 30, 2025, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.

Liquidity and Capital Resources—For the Fiscal Year Ended September 30, 2024, Compared to the Fiscal Year Ended September 30, 2023

For a comparison of our liquidity and capital resources for the fiscal year ended September 30, 2024, compared to the fiscal year ended September 30, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 16, 2024, which is incorporated herein by reference.

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net (loss) income and cash flows generated by operating activities, management uses earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”). Both EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity.

76	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, interest income, (gain) loss on foreign exchange, other (income) expense, net and other significant items that management does not consider indicative of normal operations. Other significant items, such as executive transition costs, restructuring charges and impairment charges, involve distinct initiatives that are not reflective of core operating activities and affect the comparability of our operational results across reporting periods. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

Adjusted EBITDA decreased 3.6%, or $7.5 million for the fiscal year ended September 30, 2025, compared to the fiscal year ended September 30, 2024, primarily due to a reduction in gain related to the Fortress contingent consideration of $14.2 million and a reduction in gross profit, partially offset by a decrease in selling, general and administrative expenses. The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Net loss	$(79.8)	$(206.1)
Interest expense	68.5	69.5
Income tax expense	26.1	17.9
Depreciation, depletion and amortization	103.2	105.0
EBITDA	118.0	(13.7)
Adjustments to EBITDA:
Stock-based compensation - non-cash	10.2	8.1
Interest income	(1.3)	(1.0)
(Gain) loss on foreign exchange	(0.1)	0.7
Loss on extinguishment of debt	7.6	—
Restructuring charges(a)	4.3	15.8
Total impairment loss(b)	53.7	193.4
Product recall costs(c)	2.1	0.8
Other expense, net	4.3	2.2
Adjusted EBITDA	$198.8	$206.3
(a)During the fiscal year ended September 30, 2025, we incurred severance and related charges due to a reduction in workforce. During the fiscal year ended September 30, 2024, we incurred severance and related charges related to reductions in workforce, changes to executive leadership and additional restructuring costs related to the termination of our lithium development project.
(b)During the fiscal year ended September 30, 2025, we recorded a loss on impairment of $53.0 million, related to Fortress intangible assets and $0.7 million, related to Fortress long-lived assets. During the fiscal year ended September 30, 2024, we recorded a loss on impairment of long-lived assets of $74.8 million related to the termination of the lithium development project; goodwill of $32.0 million related to Fortress, long-lived assets of $15.6 million and inventory of $2.4 million related to Fortress; and goodwill of $51.0 million related to Plant Nutrition for the twelve months ended Sept. 30, 2024. Impairments of long-lived assets, intangible assets, and goodwill are included in loss on impairments, while the impairment of inventory is included in product cost, both on the Consolidated Statements of Operations. Refer to Item 8, Note 2. Summary of Significant Accounting Policies and Note 15. Fair Value Measurements of our Consolidated Financial Statements for additional details.
(c)We recorded product recall costs related to a recall for food-grade salt produced at our Goderich Plant. Refer to Item 8, Note 11. Commitments and Contingencies of our Consolidated Financial Statements for additional details.

Our net income, EBITDA and Adjusted EBITDA are impacted by other events or transactions that we believe to be important in understanding our earnings trends such as the variability of weather. The impact of weather has not been adjusted in the amounts presented above. Our fiscal year ended September 30, 2025 results included a more normal winter weather in the North American deicing season, which led to a 20% increase in highway deicing sales volume. Our fiscal year ended September 30, 2024 results were unfavorably impacted by winter weather activity as compared to an average winter in the markets we serve.

77	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Management’s Discussion of Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from these estimates. We have identified the critical accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations. The estimates set forth below require significant subjective or complex judgments by management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Intangible Assets. On March 25, 2025, we took measures to align our cost structure to our current business needs as part of a larger strategic refocus to improve the profitability of our core Salt and Plant Nutrition businesses, including the process of exiting the Fortress North America, LLC (“Fortress”) fire retardant business and terminating the employment of all Fortress employees.

As a result of the above items impacting Fortress, we determined that there were indicators of impairment with the associated Fortress intangible assets. Therefore, we tested these intangibles for impairment. As there were no future cash flows expected related to these intangible assets, customer relationships was determined to have a fair value of zero using an income approach under ASC 820, Fair Value Measurement (Level 3 inputs). Consequently, we recorded a loss on impairment of $53.0 million, for the fiscal year ended September 30, 2025.

Additionally, we performed an impairment test on the remaining Fortress asset group (including property, plant and equipment (“PP&E”), inventory and in-process research and development (“IPR&D”), with a carrying amount of $19.7 million. The impairment test under ASC 360, Property, Plant Equipment and Other Assets, compared the asset group’s undiscounted cash flows to its carrying amount. We determined the fair value of the asset group using a market approach under ASC 820, Fair Value Measurement. The fair value of the asset group was based on relevant third-party non-binding offers received for the specific asset group (Level 2 inputs). The asset group (PP&E, inventory and IPR&D) was not impaired as its fair value, based on market indications, approximated or exceeded its carrying value. The fair value estimates involved significant estimates and assumptions, which may differ from actual outcomes. At June 30, 2025, the Company performed an impairment test on the remaining Fortress asset group related to PP&E and recorded a loss on impairment of $0.7 million, during the fiscal year ended September 30, 2025.

Mineral Interests – As of September 30, 2025 and September 30, 2024, we maintained $115.8 million and $117.7 million, respectively, of net mineral properties as a part of property, plant and equipment. Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of sales.

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

78	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities in accordance with applicable U.S. GAAP for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. See Item 8, Note 8. Income Taxes of our Consolidated Financial Statements for further discussion of our income taxes. We have elected to account for GILTI in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years.

Other Significant Accounting Estimates – Other significant accounting estimates not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our consolidated financial statements. Policies related to revenue recognition, allowance for doubtful accounts, valuation of inventory reserves, equity compensation instruments, legal reserves, derivative instruments, post-employment benefit obligations and environmental accruals require judgments.

Effects of Currency Fluctuations and Inflation

Our operations outside of the U.S. are conducted primarily in Canada and the UK. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars and British pounds sterling also being significant. We generated 28% of our fiscal 2025 sales in foreign currencies, and we incurred 27% of our fiscal 2025 total operating expenses in foreign currencies. Additionally, we have approximately $360 million of net assets denominated in foreign currencies. In fiscal 2025, the average rate for the U.S. dollar strengthened against the Canadian dollar and the British pound sterling. In fiscal 2024, the average rate for the U.S dollar strengthened slightly against the Canadian dollar and weakened against the British pound sterling. In fiscal 2023, the average rate for the U.S. dollar weakened against the Canadian dollar and the British pound sterling. Significant changes in the value of the Canadian dollar or the British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including borrowings under our senior secured credit facilities.

Although inflation has not had a significant impact on our operations in the current period, our efforts to recover cost increases due to inflation may be hampered as a result of the competitive industries and countries in which we operate. For more information, see Part I, Item 1A, “Risk Factors”.

Seasonality

We experience a substantial amount of seasonality in our sales, including our salt deicing product sales. Consequently, our Salt segment sales and operating income are generally higher in the first and second fiscal quarters (ending December 31 and March 31) and lower during the third and fourth fiscal quarters of each year (ending June 30 and September 30). In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the products are used. Following industry practice in North America and the UK, we seek to stockpile sufficient quantities of deicing salt throughout the first, third and fourth fiscal quarters (ending December 31, June 30 and September 30) to meet the estimated requirements for the winter season. Our Plant Nutrition business is also seasonal. As a result, we and our customers generally build inventories during the Plant Nutrition business’ low demand periods of the year (which are typically winter and summer, but can vary due to weather and other factors) to ensure timely product availability during the peak sales seasons (which are typically spring and autumn, but can also vary due to weather and other factors).

79	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Climate Change

The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or regional drought within our served markets could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the demand for deicing products. Drought or excessive precipitation could similarly impact demand for our SOP products, as well as continue to impact the amount and quality of feedstock used to produce SOP at our Ogden facility due to changes in brine levels, mineral concentrations or other factors, which could have a material impact on our Plant Nutrition results of operations. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may affect our operations and necessitate capital expenditures in the future, although capital expenditures for climate-related projects were not material in fiscal 2025 and are not expected to be material in fiscal 2026. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item1 “Business—Environmental, Health and Safety and Other Regulatory Matters.”

Significant Accounting Policies and Recent Accounting Pronouncements

See Item 8, Note 2. Summary of Significant Accounting Policies of our Consolidated Financial Statements for a discussion of significant accounting policies and recent accounting pronouncements.

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

Interest Rate Risk

As of September 30, 2025, we did not have any outstanding debt under our credit agreement.

As of both September 30, 2025 and September 30, 2024, a significant portion of the investments in the UK pension plan are in bond funds. Changes in interest rates could impact the value of the investments and discounted plan liabilities in the pension plan.

Foreign Currency Risk

In addition to the U.S., we primarily conduct our business in Canada and the UK. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging activities, including forward foreign currency exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency exchange rates. We do not engage in hedging for speculative investment purposes. Any hedging activities may not eliminate or substantially reduce risks associated with fluctuating currencies. See “Risk Factors—Risks associated with our international operations and sales and changes in economic and political environments could adversely affect our business and earnings.”

Considering our foreign earnings, a hypothetical 10% unfavorable change in exchange rates compared to the U.S. dollar would have an estimated $1.6 million impact on our operating earnings for the fiscal year ended September 30, 2025. For the fiscal year ended September 30, 2024, a hypothetical 10% unfavorable change in exchange rates compared to the U.S. dollar would have an estimated $0.6 million impact on our operating earnings. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk

We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors, including estimated natural gas usage, current market prices and

80	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas. We may hedge up to approximately 90% of our expected natural gas usage. Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences. We have determined most of these financial instruments qualify as cash flow hedges under U.S. GAAP. As of September 30, 2025, we had agreements in place to hedge forecasted natural gas purchases of 2.6 MMBtus, all of which are qualified and designated as cash flow hedges. Of the hedged forecasted natural gas purchases, 2.2 MMBtus will expire within one year.

Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the fiscal year ended September 30, 2025, would have increased our product cost by approximately $0.8 million. During the fiscal year ended September 30, 2024, a hypothetical 10% adverse change in our natural gas prices would have increased our product cost by approximately $0.6 million. Actual results will vary due to actual changes in market prices and consumption.

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

81	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

82	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Unrecognized Tax Benefits

As discussed in Note 8 to the consolidated financial statements, the Company recognizes tax benefits from uncertain tax positions only if they are more likely than not to be upheld based on their technical merits. As of September 30, 2025, the Company recorded unrecognized tax benefits of $35.3 million, within other noncurrent liabilities on the consolidated balance sheet, of which a portion related to provincial taxes in Canada.

We identified the evaluation of unrecognized tax benefits for certain provincial tax positions within Canada as a critical audit matter. Specifically, complex auditor judgment and specialized skills and knowledge were required in evaluating the Company’s estimate of the ultimate resolution of these tax positions, inclusive of interest.

83	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following are the primary procedures we performed to address this critical audit matter. We involved tax professionals with specialized skills and knowledge, who assisted in:

•performing an assessment of certain of the Company’s tax positions for provincial taxes and related interest within Canada and the amount of unrecognized tax benefit, and comparing the results to the Company’s records
•reviewing legal response letters received directly from the Company’s external legal counsel and internal legal counsel that discussed the Company’s unrecognized tax benefit for provincial taxes within Canada
•assessing the qualifications and competence of management and the qualifications, competence and objectivity of external legal counsel
•reviewing the settlement agreement related to this matter between the Company and the Canadian provincial taxing authority.

We assessed the sufficiency of the Company’s disclosures of certain unrecognized tax benefits in Canada included in Note 8.

Sufficiency of Audit Evidence

As discussed in Management’s Report on Internal Control Over Financial Reporting, material weaknesses were identified as of September 30, 2025, across multiple components of the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a consequence of the material weaknesses, internal controls related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes as of September 30, 2025.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

Kansas City, Missouri
December 11, 2025

84	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows of Compass Minerals International, Inc. (the Company) for the year ended September 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended September 30, 2023 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

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

Kansas City, Missouri
November 29, 2023 except for the effects of the restatement discussed in Note 1 and Note 23 to the consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K/A, as to which the date is October 29, 2024, and except for the effects of the adoption of ASU 2023-07 included in Note 12 to the consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K, as to which the date is December 11, 2025

85	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Compass Minerals International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated December 11, 2025 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses have been identified and included in management’s assessment. The Company, due to a limited allocation of trained, knowledgeable resources, did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including fraud risks associated with the necessary approval of transactions. Additionally, the Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that ensured complete, reliable information was made available to financial reporting personnel on a timely basis to fulfill their roles and responsibilities. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

86	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Disclaimer on Additional Information in Management’s Report

We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management's Report on Internal Control Over Financial Reporting, referring to corrective actions taken after September 30, 2025, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
December 11, 2025

87	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Balance Sheets

(in millions, except share data)	September 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$59.7	$20.2
Receivables, less allowance for credit losses and rebates of $2.2 and $3.6 at September 30, 2025 and September 30, 2024, respectively	179.6	126.1
Inventories, less allowance of $7.7 and $11.4 at September 30, 2025 and September 30, 2024, respectively	312.0	414.1
Other current assets	20.9	26.9
Total current assets	572.2	587.3
Property, plant and equipment, net	770.1	806.5
Intangible assets, net	23.8	82.5
Goodwill	6.0	6.0
Other noncurrent assets	147.3	157.8
Total assets	$1,519.4	$1,640.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$96.0	$82.1
Accrued salaries and wages	26.4	22.6
Current portion of long-term debt	—	7.5
Current portion of finance lease liabilities	7.9	5.2
Income taxes payable	5.6	13.1
Accrued interest	19.0	13.3
Accrued expenses and other current liabilities	110.7	73.2
Total current liabilities	265.6	217.0
Long-term debt, net of current portion	832.2	910.0
Finance lease liabilities, net of current portion	7.6	11.2
Deferred income taxes, net	53.9	56.5
Other noncurrent liabilities	126.0	128.8
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at September 30, 2025 and September 30, 2024	0.4	0.4
Additional paid-in capital	430.0	420.6
Treasury stock, at cost — 497,420 shares at September 30, 2025 and 816,013 shares at September 30, 2024	(10.8)	(10.2)
Retained (loss) earnings	(77.6)	2.2
Accumulated other comprehensive loss	(107.9)	(96.4)
Total stockholders' equity	234.1	316.6
Total liabilities and stockholders' equity	$1,519.4	$1,640.1

 The accompanying notes are an integral part of the consolidated financial statements.

88	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Operations

	Fiscal Year Ended
(in millions, except share data)	September 30, 2025	September 30, 2024	September 30, 2023
Sales	$1,243.9	$1,117.4	$1,204.7
Shipping and handling cost	343.3	305.3	346.1
Product cost	709.9	617.1	626.6
Gross profit	190.7	195.0	232.0
Selling, general and administrative expenses	113.3	137.8	150.2
Loss on impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	53.7	191.0	—
Other operating (income) expense	(1.6)	(17.0)	4.4
Operating income (loss)	25.3	(116.8)	77.4
Other expense (income):
Interest income	(1.3)	(1.0)	(5.3)
Interest expense	68.5	69.5	55.5
(Gain) loss on foreign exchange	(0.1)	0.7	2.3
Loss on extinguishment of debt	7.6	—	—
Net loss in equity investees	—	—	3.1
Gain from remeasurement of equity method investment	—	—	(10.1)
Other expense, net	4.3	2.2	4.3
(Loss) income before income taxes	(53.7)	(188.2)	27.6
Income tax expense	26.1	17.9	17.1
Net (loss) income	$(79.8)	$(206.1)	$10.5

Basic net (loss) income per common share	$(1.91)	$(4.99)	$0.25
Diluted net (loss) income per common share	$(1.91)	$(4.99)	$0.25

Weighted-average common shares outstanding (in thousands):
Basic	41,828	41,306	40,786
Diluted	41,828	41,306	40,786

The accompanying notes are an integral part of the consolidated financial statements.

89	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive (Loss) Income

	Fiscal Year Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2023
Net (loss) income	$(79.8)	$(206.1)	$10.5
Other comprehensive (loss) income:
Net (loss) gain from change in pension costs, net of tax of $(0.2), $(0.1) and $1.3 in fiscal years 2025, 2024 and 2023, respectively	(0.1)	0.4	(3.9)
Net gain (loss) from change in other postretirement benefits, net of tax of $(0.2), $0.1 and $(0.2) in fiscal years 2025, 2024 and 2023, respectively	0.4	(0.3)	0.4
Net gain on cash flow hedges, net of tax of $0.0, $0.0 and $0.4 in fiscal years 2025, 2024 and 2023, respectively	0.5	0.1	0.2
Unrealized foreign currency translation adjustment	(12.3)	8.1	13.9
Other comprehensive (loss) income	(11.5)	8.3	10.6
Total comprehensive (loss) income	$(91.3)	$(197.8)	$21.1

The accompanying notes are an integral part of the consolidated financial statements.

90	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2022	$0.4	$152.1	$(7.3)	$235.3	$(115.3)	$265.2
Comprehensive income	—	—	—	10.5	10.6	21.1
Dividends on common stock/equity awards ($0.60 per share)	—	—	—	(24.9)	—	(24.9)
Private placement of common stock	—	240.7	—	—	—	240.7
Shares issued for stock units, net of shares withheld for taxes	—	(0.3)	(1.4)	—	—	(1.7)
Stock-based compensation	—	20.6	—	—	—	20.6
Balance, September 30, 2023	$0.4	$413.1	$(8.7)	$220.9	$(104.7)	$521.0
Comprehensive (loss) income	—	—	—	(206.1)	8.3	(197.8)
Dividends on common stock/equity awards ($0.30 per share)	—	—	—	(12.6)	—	(12.6)
Shares issued for stock units, net of shares withheld for taxes	—	(0.6)	(1.5)	—	—	(2.1)
Stock-based compensation	—	8.1	—	—	—	8.1
Balance, September 30, 2024	$0.4	$420.6	$(10.2)	$2.2	$(96.4)	$316.6
Comprehensive loss	—	—	—	(79.8)	(11.5)	(91.3)
Shares issued for stock units, net of shares withheld for taxes	—	(0.8)	(0.6)	—	—	(1.4)
Stock-based compensation	—	10.2	—	—	—	10.2
Balance, September 30, 2025	$0.4	$430.0	$(10.8)	$(77.6)	$(107.9)	$234.1

The accompanying notes are an integral part of the consolidated financial statements.

91	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net (loss) income	$(79.8)	$(206.1)	$10.5
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	103.2	105.0	98.6
Amortization of deferred financing costs	4.4	2.6	2.6
Loss on extinguishment of debt	7.6	—	—
Non-cash portion of stock-based compensation	10.2	8.1	20.6
Deferred income taxes	(2.6)	(2.7)	(5.0)
Unrealized (gain) loss on foreign exchange	(1.9)	1.5	2.4
Loss on impairment of long-lived assets, definite and indefinite-lived intangible assets and goodwill	53.7	191.0	—
Net gain from remeasurement of contingent consideration	(7.9)	(22.1)	—
Gain from remeasurement of equity method investment	—	—	(10.1)
Loss on disposition of assets	2.2	—	4.5
Other, net	(0.6)	4.0	4.5
Changes in operating assets and liabilities, net of acquisition of businesses:
Receivables	(11.4)	9.0	39.1
Inventories	87.3	(15.9)	(81.0)
Other assets	13.8	—	16.7
Accounts payable and accrued expenses and other current liabilities	8.7	(55.3)	17.4
Other liabilities	10.8	(4.7)	(14.8)
Net cash provided by operating activities	197.7	14.4	106.0
Cash flows from investing activities:
Capital expenditures	(69.7)	(114.2)	(154.3)
Proceeds from sale of Fortress assets, net of transaction costs	19.6	—	—
Acquisition of business, net of cash acquired	—	—	(18.9)
Other, net	0.1	(1.9)	(4.7)
Net cash used in investing activities	(50.0)	(116.1)	(177.9)
Cash flows from financing activities:
Borrowings under revolving credit facility	244.3	422.8	150.0
Repayments under revolving credit facility	(434.4)	(314.2)	(220.0)
Proceeds from issuance of long-term debt	78.3	81.6	239.9
Principal payments on long-term debt	(265.2)	(78.6)	(314.6)
Proceeds from 2030 Notes	650.0	—	—
Repurchase of 2027 Notes	(350.0)	—	—
Premium paid to extinguish 2027 Notes	(3.9)	—	—
Payments for contingent consideration	—	(9.1)	—
Net proceeds from private placement of common stock	—	—	240.7
Dividends paid	—	(12.6)	(24.9)
Payment of deferred financing costs	(15.9)	(2.1)	(3.9)
Shares withheld to satisfy employee tax obligations	(1.4)	(2.1)	(1.7)
Other, net	(10.1)	(2.6)	(1.5)
Net cash (used in) provided by financing activities	(108.3)	83.1	64.0
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1	0.5
Net change in cash and cash equivalents	39.5	(18.5)	(7.4)
Cash and cash equivalents, beginning of the year	20.2	38.7	46.1
Cash and cash equivalents, end of period	$59.7	$20.2	$38.7

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$59.3	$66.3	$54.5
Income taxes paid, net of refunds	$30.4	$31.3	$12.5
The accompanying notes are an integral part of the consolidated financial statements.

92	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1.    ORGANIZATION AND FORMATION

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, “CMP,” “Compass Minerals” or the “Company”), is a leading global provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Its plant nutrition business is the leading North American producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf and helps improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“UK”). The Company also provides records management services in the UK.

CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries.

Fortress

Beginning in 2020, the Company began a series of equity investments in Fortress, a fire retardant company working to develop long-term fire retardant solutions to help combat wildfires. On November 2, 2021, the Company announced its increased investment in Fortress. On May 5, 2023, the Company acquired the remaining 55% interest in Fortress not previously owned in exchange for an initial cash payment of $18.9 million (net of cash held by Fortress of $6.5 million), and additional contingent consideration of up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over five years, and a cash earn-out based on financial performance and volumes of certain Fortress fire retardant products sold over a 10-year period. By acquiring 100% of Fortress, the transaction provided the Company full ownership of all Fortress assets, contracts, and intellectual property.

On March 25, 2025, the Company took measures to align the Company’s cost structure to its current business needs as part of a larger strategic refocus to improve the profitability of the Company’s core Salt and Plant Nutrition businesses. Specifically, the Company began the process of exiting the Fortress fire retardant business and terminating the employment of all Fortress employees.

On May 30, 2025, the Company entered into an Asset Purchase Agreement, selling substantially all of the remaining Fortress-related assets for $19.6 million, net of transaction costs, including the remaining $2.2 million of indefinite-lived in process research and development intangible asset. The sale of the Fortress long-lived assets included in Property, plant and equipment had a net book value of approximately $15.0 million. The fair value of proceeds received, net of transaction costs, exceeded the carrying amount, resulting in a gain of $2.4 million, recorded in Other (income) expense, net, on the Consolidated Statements of Operations for the fiscal year ended September 30, 2025. See Note 6. Property, Plant and Equipment and Note 7. Goodwill and Other Intangible Assets for further information.

Presentation

In the Consolidated Balance Sheets, Current portion of finance lease liabilities and Finance lease liabilities, net of current portion have been presented separately from Accrued expenses and other current liabilities and Other noncurrent liabilities line items, respectively, in the current year presentation, with conforming reclassifications made for the prior period presentation.

Certain Selling, general and administrative expenses totaling $4.4 million have been reclassified in fiscal year ended September 30, 2023 to Other operating (income) expense to conform to current year presentation. The amounts that have been reclassified in fiscal year ended September 30, 2023 include employee termination costs related to restructuring and executive transition costs of $5.5 million, Securities and Exchange Commission (the “SEC”) investigation and related legal costs, net of reimbursements, of $(0.3) million, and changes in fair value of contingent consideration related to the acquisition of Fortress North America, LLC (“Fortress”) of $(0.8) million. The reclassification was made to separately report infrequent or other items from Selling, general and administrative expenses.

In the Consolidated Statements of Cash Flows, certain immaterial line items included in cash flows from operating activities have been reclassified to Other, net, included in cash flows from operating activities.

93	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates. The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) as included in the Accounting Standards Codification (“ASC”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation. The Company’s consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition. The FASB revenue recognition guidance provides a single, comprehensive model for recognizing revenue from contracts with customers. The revenue recognition model requires revenue to be recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. The Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Prior to fiscal year ended September 30, 2025, the Company derived revenues from a full-service air base fire retardant contract with the United States Forest Service (“USFS”), which is comprised of three performance obligations, namely product sales, providing operations and maintenance personnel services and leasing of specified equipment. Substantially all of the Company’s revenue is recognized at a point in time when control of the goods transfers to the customer.

The Company typically recognizes revenue at the time of shipment to the customer, which coincides with the transfer of title and risk of ownership to the customer. Sales represent billings to customers net of sales taxes charged for the sale of the product. Sales include amounts charged to customers for shipping and handling costs, which are expensed when the related product is sold.

Fortress Contingent Consideration. On March 25, 2025, the Company announced it was exiting the Fortress fire retardant business. Previously, the Company entered into a contingent consideration arrangement in connection with the acquisition of Fortress for up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over five years, and a cash earn-out based on volumes of certain Fortress fire retardant products sold over a 10-year period. The approach to valuing the initial contingent consideration associated with the purchase price, including milestone achievement and the earn-out, uses unobservable factors such as projected revenues and expenses over the term of the contingent milestone achievement and earn-out periods, discounted for the period of time over which the initial contingent consideration is measured. The milestone contingent consideration related to the Fortress acquisition was paid in cash and/or Compass Minerals common stock, at the Company’s discretion, at a fixed price of approximately $32 per share upon the achievement of certain performance measures. This fixed share price settlement option was also factored into the fair value of the milestone contingent consideration. The fair value of the milestone contingent consideration was estimated using a probability-weighted discounted cash flow model, including a Black-Scholes option value related to a share conversion feature with significant inputs not observable in the market and is therefore considered a Level 3 measurement while the earn-out was valued using a Monte Carlo simulation, also a Level 3 measurement.

The changes in contingent consideration liability were recorded in Other operating (income) expense in the Consolidated Statements of Operations to reflect the liability at its fair value. For the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023, the Company recorded net gains of $7.9 million, $22.1 million and $0.8 million, respectively, included in other operating income. Given the business ceased operations and had no future expected cash flows in the fiscal year ended September 30, 2025, the carrying value of the contingent consideration was reduced to $0 as of March 31, 2025. The change in the fiscal year ended September 30, 2024 was reflective of milestone and earn-out payments made related to calendar year 2023 activity, developments related to the Company’s magnesium chloride-based fire retardants, changes in discount rates and the passage of time. The change in the fiscal year ended September 30, 2023 was reflective of changes in discount rates and the passage of time. See Note 1. Organization and Formation for further information regarding the exit of the Fortress fire retardant business.

94	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Impairments. The following tables summarize the Company’s assets that were impaired for the periods presented below (in millions):

Impairment	Financial Statement Line Item	Segment	Fiscal Year Ended September 30, 2025
Fortress intangible assets, net	Loss on impairments of definite-lived intangible assets	Corporate & Other	$53.0
Fortress long-lived assets, net	Loss on impairments of long-lived assets	Corporate & Other	0.7
Total			$53.7

Impairment	Financial Statement Line Item	Segment	Fiscal Year Ended September 30, 2024
Lithium long-lived assets, net	Loss on impairments of long-lived assets	Corporate & Other	$74.8
Plant Nutrition goodwill	Loss on impairments of goodwill	Plant Nutrition	51.0
Fortress goodwill	Loss on impairments of goodwill	Corporate & Other	32.0
Fortress intangible assets, net	Loss on impairments of definite-lived intangible assets	Corporate & Other	15.6
Fortress inventory	Product cost	Corporate & Other	2.4
Water rights	Loss on impairments of indefinite-lived intangible assets	Plant Nutrition	17.6
Total			$193.4

Fiscal 2025 impairments. As a result of steps taken to exit the Fortress fire retardant business on March 25, 2025, the Company determined that there were indicators of impairment with the associated Fortress intangible assets. Therefore, the Company tested these intangible assets for impairment and recorded a loss on impairment of $53.0 million for the fiscal year ended September 30, 2025, related to customer relationships and trade name.

Additionally, the Company performed an impairment test on the remaining Fortress asset group (including PP&E), inventory and in-process research and development (“IPR&D”), with a carrying amount of $19.7 million. The impairment test under ASC 360, Property, Plant Equipment and Other Assets, compared the asset group’s undiscounted cash flows to its carrying amount. The Company determined the fair value of the asset group using a market approach under ASC 820, Fair Value Measurement (Level 2 inputs, see Note 15. Fair Value Measurements). The asset group (PP&E, inventory and IPR&D) was not impaired as its fair value, based on market indications, approximated or exceeded its carrying value and the assets were subsequently either sold or disposed of at its approximate fair value.

At June 30, 2025, the Company performed an impairment test on the remaining Fortress asset group related PP&E and recorded a loss on impairment of $0.7 million, during the fiscal year ended September 30, 2025. See Note 15. Fair Value Measurements for further information.

Fiscal 2024 impairments. On January 23, 2024, the Company terminated its pursuit of its lithium development. The passage of Utah House Bill 513 in March 2023 and the subsequent rulemaking process altered certain aspects of the regulatory landscape that will govern the development of lithium at the Great Salt Lake, introducing uncertainty into how development would proceed. As previously disclosed in the Company’s 2023 Form 10-K, the Company indefinitely paused new investment in its lithium development project pending greater clarity on the evolving regulatory environment in Utah. In December of 2023, a revised draft of the aforementioned rulemaking was published that continued to be, in the Company's assessment, adverse to its lithium development project. In addition, in December of 2023, the Company further refined its engineering estimates that, taken together with the proposed rules and decline in market price for lithium products, would result in inadequate risk-adjusted returns on capital.

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

95	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

reflect the assets at their estimated fair value, considering equipment expected to be used by the on-going business and amounts estimated to be recoverable through returns or salvage value. Prior to recording an impairment, the Company had capitalized $72.7 million to its property, plant and equipment on its Consolidated Balance Sheet with approximately $4.8 million of spare parts remaining in inventories as of September 30, 2024. The Company engaged a valuation specialist to assist in determining the appropriate fair value of the lithium assets and the resulting impairment charge. Given the assets are likely to either be used in other operations or liquidated at a later date, the Company utilized a market-based approach that relied on Level 3 inputs (see Note 15. Fair Value Measurements for a discussion of the levels in the fair value hierarchy).

As a result of a sustained decrease in the Company’s publicly quoted share price and market capitalization continuing into fiscal 2024 and developments related to its magnesium chloride-based fire retardants impacting its Fortress business, the Company determined in the second quarter of fiscal 2024 that there were indicators of impairment and therefore performed long-lived assets and goodwill impairment testing. The analysis for Plant Nutrition resulted in no long-lived asset impairment but did result in a goodwill impairment, as discussed further below. The Fortress analysis resulted in an impairment of the Company’s magnesium chloride-related assets and goodwill; see below for additional details.
On March 22, 2024, the Company was notified of the decision by the U.S. Forest Service that the Company would not be awarded a contract to supply its magnesium chloride-based aerial fire retardant for the calendar 2024 fire season. For purposes of the long-lived asset impairment evaluation, management grouped and tested the magnesium chloride-related assets given their unique classification and separately identifiable cash flows. As a result of the evaluation using the income approach, the Company impaired all magnesium chloride-related assets which resulted in a finite-lived intangible asset impairment of $15.6 million related to the Company’s developed technology intangible asset and an impairment of $2.4 million of inventory for the fiscal year ended September 30, 2024. The long-lived asset impairment is included in loss on impairments, while the inventory impairment is reflected in product cost, both on the Consolidated Statements of Operations. The undiscounted cash flows for the remaining Fortress assets were greater than their carrying value resulting in no incremental impairment.

The Company performed the interim goodwill impairment tests consistent with its approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim goodwill impairment test in the second quarter of fiscal 2024, the Company recognized impairment charges totaling $83.0 million included in loss on impairments, on the Consolidated Statements of Operations for the fiscal year ended September 30, 2024. Goodwill impairment of $51.0 million was related to the Company’s Plant Nutrition segment, primarily due to decreases in projected future revenues and cash flows and an increase in discount rates due to the uncertain regulatory environment in Utah. The remaining goodwill impairment of $32.0 million was related to the Company’s Fortress reporting unit (included in the Corporate and Other segment), primarily due to changes in assumptions surrounding the magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Following the impairment charges, there is no remaining goodwill balance for the Plant Nutrition and Fortress reporting units. Refer to Note 7. Goodwill and Other Intangible Assets for a summary of goodwill by segment.

On September 3, 2024, the Company announced a binding Voluntary Agreement (“Voluntary Agreement”) with the Utah Division of Forestry, Fire and State Lands (“FFSL”) outlining water and land conservation commitments the Company is making toward the long-term health of the Great Salt Lake. Per the terms of the Voluntary Agreement, the Company completed the donation of the non-production-related water rights totaling approximately 201,000 acre feet annually to be used by the State of Utah for lake conservation and preservation during the fiscal year ended September 30, 2025. In connection with the annual impairment analysis, the Company performed a fair value analysis of the indefinite-lived intangible asset that resulted in an impairment of approximately $17.6 million.
Foreign Currency. Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Sales and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive loss. The Company recorded foreign exchange gain (loss) of $2.0 million, $(0.2) million and $(1.6) million for the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively, in accumulated other comprehensive loss related to intercompany notes which, had been deemed to be of long-term investment nature. Aggregate exchange losses and gains from transactions denominated in a currency other than the functional currency, which are included in other (income) expense for the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, were $(0.1) million, $0.7 million and $2.3 million, respectively. These amounts include the effect of translating intercompany notes which were deemed to be temporary in nature.

96	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Cash and Cash Equivalents. The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company maintains the majority of its cash in bank deposit accounts with several commercial banks with high credit ratings in the U.S., Canada, and the UK. Typically, the Company has bank deposits in excess of federally insured limits. Currently, the Company does not believe it is exposed to significant credit risk on its cash and cash equivalents.

Accounts Receivable and Allowance for Credit Losses. Receivables consist of trade accounts receivable and miscellaneous receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Miscellaneous receivables includes amounts pertaining to insurance receivables. See Note 3. Revenues for further information on trade account receivable and miscellaneous receivable balances and Note 11. Commitments and Contingencies for additional information regarding insurance miscellaneous receivables. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in its existing trade accounts receivable. The Company determines the allowance based on historical write-off experience, adjusted for current and expected future conditions. The Company reviews its account balances for collectability and adjusts its allowance for credit losses on a quarterly basis, or more frequently if conditions warrant. Account balances are charged off against the allowance for credit losses when the Company deems the amounts to be uncollectible and it is probable that the trade accounts receivable will not be recovered.

Inventories. Inventories are stated at the lower of cost or net realizable value. Finished goods, work in process and raw material are predominately valued using the average cost method on a first-in-first-out basis. Spare parts and supply costs are valued at average costs. Work in process costs primarily consist of costs incurred to operate the Company’s evaporation ponds prior to their harvest. Raw materials and supply costs primarily consist of raw materials purchased to aid in the production of mineral products, maintenance materials and packaging materials. Finished goods are primarily comprised of salt, magnesium chloride, SOP products and fire retardants readily available for sale. Substantially all costs associated with the production of finished goods at the Company’s production locations are captured as inventory costs. As required by GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period or if the nature of the cost incurred is not attributable to its production processes. Additionally, since the Company’s products are often stored at warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

Other Current Assets. The items included in other current assets as of September 30, 2025 and September 30, 2024, consist principally of prepaid expenses of $20.9 million and $26.9 million, respectively.

Property, Plant and Equipment. Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.

Property, plant and equipment also includes mineral interests. The mineral interests for the Company’s Winsford UK mine are owned. The Company leases probable mineral reserves at its Cote Blanche and Goderich mines, its Ogden facility and several of its other North American facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of sales. The Company’s rights to extract minerals are contractually limited by time. The Cote Blanche mine is operated under land and mineral leases, and the mineral lease expires in 2060 with two additional 25-year renewal periods. The Goderich mine mineral reserve lease expires in 2043 with the Company’s option to renew for an additional twenty-one years after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term. The Ogden facility mineral reserve lease renews annually. The Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate. The Company’s mineral interests are depleted on a units-of-production basis based upon the latest available mineral study. The weighted average amortization period for the leased probable mineral reserves is 84 years as of September 30, 2025. The Company also owns other mineral properties. The weighted average life for the probable owned mineral reserves is 32 years as of September 30, 2025, based upon management’s current production estimates.

Buildings and structures are depreciated on a straight-line basis over lives generally ranging from 10 to 30 years. Portable buildings generally have shorter lives than permanent structures. Leasehold and building improvements have estimated lives of 5 to 40 years or lower based on the life of the lease to which the improvement relates.

97	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s fixed assets are amortized on a straight-line basis over their respective lives. The following table summarizes the estimated useful lives of the Company’s different classes of property, plant and equipment:

Years
Land improvements	10 to 25
Buildings and structures	10 to 30
Leasehold and building improvements	5 to 40
Machinery and equipment – vehicles	2 to 10
Machinery and equipment – other mining and production	1 to 50
Office furniture and equipment	2 to 10
Mineral interests	20 to 99

The Company has finance leases which are recorded in property, plant and equipment at the beginning of the lease at the lower of the fair value of the leased property or the present value of the minimum lease payments. Lease payments are recorded as interest expense and a reduction of the lease liability. A finance lease right-of-use asset is amortized over the lower of its useful life or the lease term.
The Company has capitalized computer software costs of $0.8 million and $3.0 million as of September 30, 2025 and September 30, 2024, respectively, recorded in property, plant and equipment. The capitalized costs are being amortized over a range of three to five years. The Company recorded $0.9 million, $1.6 million and $3.3 million of amortization expense related to capitalized computer software for the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively.

The Company recognizes and measures obligations related to the retirement of tangible long-lived assets in accordance with applicable U.S. GAAP. Asset retirement obligations are not material to the Company’s consolidated financial position, results of operations or cash flows.

The Company reviews its long-lived assets and the related mineral reserves for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. See the “Impairments” section above within Note 2. Summary of Significant Accounting Policies for information regarding the loss on impairments of long-lived assets for the fiscal years ended September 30, 2025 and September 30, 2024. During the fiscal year ended September 30, 2023, there were no loss on impairments of long-lived assets recorded.

Leases. In accordance with U.S. GAAP, lessees are required to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset, and a lease liability which represents a lessee’s obligation to make lease payments for the right-of-use asset. In addition, the guidance requires expanded qualitative and quantitative disclosures. Refer to Note 4. Leases for additional details.

Intangible Assets. The Company amortizes its intangible assets deemed to have finite lives on a straight-line basis over their estimated useful lives which, for the Company, range from 10 to 50 years. The Company evaluates definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. During fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, the Company recorded a loss on impairment of definite-lived intangible assets of $53.0 million, $15.6 million, and $0.0 million, respectively.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment at least annually, or sooner if indications of possible impairment are identified. When performing the annual impairment test, the Company first may start with an optional qualitative assessment to determine whether it is not more likely than not that the indefinite-lived intangible assets are impaired. If the Company does not elect to use the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, the Company evaluates the indefinite-lived intangible assets for impairment by comparing the fair value of the asset to its carrying amount. The Company performed a qualitative impairment test as of September 30, 2025, and concluded that it was not more likely than not that the fair value of the indefinite-lived intangible

98	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

assets had been reduced below their respective carrying amounts and therefore, no indefinite-lived intangible asset impairment charges were incurred. During the fiscal year ended September 30, 2024, the Company recorded a loss on impairment of indefinite-lived intangible assets related to water rights of $17.6 million, included in the Plant Nutrition segment. During the fiscal year ended September 30, 2023, there were no indefinite-lived intangible asset impairment charges incurred.

Goodwill. The Company’s recorded goodwill was $6.0 million as of both September 30, 2025 and September 2024. The Company evaluates goodwill for impairment annually as of the beginning of the fourth quarter and any time an event occurs or circumstance change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. The Company has an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the goodwill recorded in Corporate and Other had been reduced below its respective carrying amounts, as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. During the fourth quarter of fiscal 2025, the Company assessed the qualitative factors and reached a determination that it is not more likely than not that the fair value of the Company’s Corporate and Other reporting unit was less than its carrying value, and therefore, no impairment charge was incurred. See the “Impairments” section above within Note 2. Summary of Significant Accounting Policies for information regarding the loss on impairments of goodwill for the fiscal year ended September 30, 2024.

Other Noncurrent Assets. Other noncurrent assets include certain spare parts, net of reserve, of $33.0 million and $42.2 million at September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025 and September 30, 2024, other noncurrent assets also include right-of-use operating lease assets, net of amortization, of $52.3 million and $50.0 million, respectively.

Non-Qualified Defined Contribution Plan. The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 9. Pension Plans and Other Benefits. As of September 30, 2025 and September 30, 2024 investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $3.5 million and $3.1 million, respectively, were included in other noncurrent assets in the Consolidated Balance Sheets. The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other expense, net in the Consolidated Statements of Operations.

Income Taxes. The Company accounts for income taxes using the liability method in accordance with the provisions of U.S. GAAP. Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company’s foreign subsidiaries file separate company returns in their respective jurisdictions.

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

In evaluating the Company’s ability to realize deferred tax assets, the Company considers the sources and timing of taxable income, including the reversal of existing temporary differences, the ability to carryback tax attributes to prior periods, qualifying tax-planning strategies, and estimates of future taxable income exclusive of reversing temporary differences. In determining future taxable income, the Company’s assumptions include the amount of pre-tax operating income according to different state, federal and international taxing jurisdictions, the origination of future temporary differences, and the implementation of feasible and prudent tax-planning strategies. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

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

Environmental Costs. Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. Amounts reserved for environmental matters were not material at September 30, 2025 or September 30, 2024.

99	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Equity Compensation Plans. The Company has equity compensation plans under the oversight of the Company’s Board of Directors, whereby stock options, restricted stock units, performance stock units, deferred stock units and shares of common stock are granted to the Company’s employees and directors. The Company elected to estimate forfeitures of unvested awards when recognizing stock-based compensation expense. The forfeiture rate is based on historical experience. Compensation cost is adjusted to reflect actual forfeitures as they occur. See Note 13. Stockholders’ Equity and Equity Instruments for additional discussion.

Net (Loss) Income Per Share. When calculating net (loss) income per share, the Company’s participating securities are accounted for under the two-class method in periods in which dividends are declared. In the second fiscal quarter of 2024, the Company ceased paying dividends. The two-class method requires allocating the Company’s net income to both common shares and participating securities based upon their rights to receive dividends. Net (loss) income per share is computed by dividing net income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted income per share reflects the potential dilution that could occur under the more dilutive of either the treasury stock or the two-class method for calculating the weighted-average number of outstanding common shares. The treasury stock method is calculated assuming unrecognized compensation expense, income tax benefits and proceeds from the potential exercise of employee stock options are used to repurchase common stock.

Derivatives. The Company is exposed to the impact of fluctuations in the purchase price of natural gas, diesel fuel consumed in operations and fuel costs incurred to deliver its products to its customers. The Company may hedge portions of these risks through the use of derivative agreements.

The Company records derivative financial instruments as assets or liabilities measured at fair value. Accounting for the changes in the fair value of a derivative depends on its designation and effectiveness. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. For qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the Consolidated Statements of Operations. Until the effective portion of a derivative’s change in fair value is recognized in the Consolidated Statements of Operations, the change in fair value is recognized in other comprehensive income. The Company presents derivatives on a net basis when subject to master netting agreements and when the right of offset exists. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.

Concentration of Credit Risk. The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S. and throughout Canada and the UK. The Company’s plant nutrition products are sold across the Western Hemisphere and globally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales during the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, or more than 10% of receivables at September 30, 2025 or September 30, 2024.

Accounting Pronouncement Recently Adopted

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which updates reportable segment disclosure requirements primarily to include enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 in fiscal 2025 and applied the amendment retrospectively to all periods presented in the Company’s consolidated financial statements. See Note 12. Operating Segments for more information.

Accounting Pronouncements Issued Not Yet Adopted

Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which updates income tax disclosures by requiring consistent categories and additional disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, and is effective for the Company beginning in the annual report for the fiscal year ended September 30, 2026. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

100	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued amended guidance related to disclosure of disaggregated expenses (“ASU 2024-03”). This amendment requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This guidance is effective for annual periods beginning in the Company’s annual report for the fiscal year ended September 30, 2028 and interim periods following annual adoption, with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Management is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures.

Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This amendment removes references to prescriptive and sequential software development stages, or project stages, and replaces them with a probable-to-complete recognition threshold and also requires disclosures for all capitalized internal-use software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those reporting periods. The Company is currently evaluating the effect that ASU 2025-06 will have on its consolidated financial statements.

3.    REVENUES

Nature of Products and Services. The Company’s Salt segment products include salt and magnesium chloride for use in road deicing and dust control, food processing, water softening, and agricultural and industrial applications. The Company’s plant nutrition segment produces and markets SOP in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. The Company also operates a records management business utilizing excavated areas of its Winsford salt mine with one other location in London, England.

Identifying the Contract. The Company accounts for a customer contract when there is approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Identifying the Performance Obligations. At contract inception, the Company assesses the goods and services it has promised to its customers and identifies a performance obligation for each promise to transfer to the customer a distinct good or service (or bundle of goods or services). Determining whether products and services are considered distinct performance obligations that should be accounted for separately or aggregated together may require significant judgment.

Identifying and Allocating the Transaction Price. The Company’s revenues are measured based on consideration specified in the customer contract, net of any sales incentives and amounts collected on behalf of third parties such as sales taxes. In certain cases, the Company’s customer contracts may include promises to transfer multiple products and services to a customer. For multiple-element arrangements, the Company generally allocates the transaction price to each performance obligation in proportion to its stand-alone selling price.

When Performance Obligations Are Satisfied. The vast majority of the Company’s revenues are recognized at a point in time when the performance obligations are satisfied based upon transfer of control of the product or service to a customer. To determine when the control of goods is transferred, the Company typically assesses, among other things, the shipping terms of the contract, as shipping is an indicator of transfer of control. The vast majority of the Company’s products are sold when the control of the goods transfers to the customer at the time of shipment. There are also instances when the Company provides shipping services to deliver its products. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. The Company has made an accounting policy election to recognize any shipping and handling costs that are incurred after the customer obtains control of the goods as fulfillment costs which are accrued at the time of revenue recognition.

The Company also derived revenue in fiscal 2023 and 2024 from a full-service air base fire retardant contract with the USFS. Full-service air bases include sales from the supply of fire retardant product and related equipment and service for inspection and loading the fire retardant onto aircraft at designated air tanker bases. The revenue derived from the USFS is comprised of three performance obligations, namely product sales, providing operations and maintenance personnel services and leasing of specified equipment. For full-service fire-retardant contracts, the Company identifies the fire-retardant product, equipment leases and services as separate units of account. The performance obligation for product sales is satisfied at a point in time when control of the product is transferred onto the aircraft, typically when the product is consumed by the customer. The services and

101	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

leases represent “stand-ready obligations” and the revenue is recognized straight-line over the service period, which could be intermittent.

Significant Payment Terms. The customer contract states the final terms of the sale, including the description, quantity and price of each product or service purchased. Payment is typically due in full within 30 days of delivery. The Company does not adjust the consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the good or service is transferred to the customer and when the customer pays for that good or service will be one year or less. Payment terms vary by contract and sales to customers are deemed collectible at the time of sale based on customer history, prior credit checks, and controls around customer credit limits.

Sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from a customer, are excluded from revenue.

Refunds, Returns and Warranties. The Company’s products are generally not sold with a right of return and the Company does not generally provide credits or incentives, which may be required to be accounted for as variable consideration when estimating the amount of revenue to be recognized. The Company uses historical experience to estimate accruals for refunds due to manufacturing or other defects, which have historically been minimal. Therefore, there is no estimated obligation for returns. Standard terms of delivery are generally included in the Company's contracts of sale, order confirmation documents and invoices. See Note 11. Commitments and Contingencies for information on the October 2024 product recall.

Shipping and Handling. The Company uses the policy election to account for the shipping and handling activities as activities to fulfill the Company’s promise to transfer goods to the customer, rather than as a performance obligation. Accordingly, the costs of the shipping and handling activities are accrued for at the time of shipment.

Deferred Revenue. Deferred revenue represents collections under non-cancellable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. Deferred revenue as of September 30, 2025 and September 30, 2024 was approximately $1.6 million and $3.6 million, respectively. Of the total deferred revenues on the Balance Sheet as of September 30, 2024 that were reclassified to revenue as the result of performance obligations being satisfied during the fiscal year ended September 30, 2025 was $2.4 million.

Practical Expedients and Accounting Policy Elections. The Company has elected the following practical expedients and accounting policies not mentioned above: (i) to expense costs to obtain a contract as incurred when the Company expects that the amortization period would have been one year or less, (ii) not to recast revenue for customer contracts that begin and end in the same fiscal period, and (iii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the customer contract.

The following table provides the balances of receivables (in millions):

	September 30, 2025	September 30, 2024
Current Assets:
Receivables related to contracts with customers	$127.3	$118.1
Miscellaneous receivables(a)	52.3	8.0
Total receivables	$179.6	$126.1
(a)Refer to Note 11. Commitments and Contingencies for additional information.

See Note 12. Operating Segments for disaggregation of sales by segment, type and geographical region.

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

102	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

On May 20, 2025, the Company purchased equipment previously leased for Fortress for $2.8 million, resulting in the termination of the related lease. The Company derecognized the right-of-use asset and lease liability. The carrying value of the lease liability was $1.5 million and the right-of-use asset was $1.4 million at the date of purchase. The $1.3 million difference between the purchase price and the lease liability was recorded as an adjustment to the carrying amount of the purchased equipment. Substantially all of the equipment, with a carrying value of $2.7 million included in Property, plant and equipment, net, (“PP&E”) on the Consolidated Balance Sheets, was subsequently disposed of during the fiscal year ended September 30, 2025.

The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheet Location	September 30, 2025	September 30, 2024
Assets
Operating lease assets	Other noncurrent assets	$52.3	$50.0
Finance lease assets	Property, plant and equipment, net	17.2	15.7
Total lease assets		$69.5	$65.7
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$14.7	$13.3
Finance	Current portion of finance lease liabilities	7.9	5.2
Noncurrent liabilities:
Operating	Other noncurrent liabilities	39.2	38.6
Finance	Finance lease liabilities, net of current portion	7.6	11.2
Total lease liabilities		$69.4	$68.3

103	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s components of lease cost are as follows (in millions):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Finance lease cost:
Amortization of lease assets	$5.3	$2.8	$1.5
Interest on lease liabilities	1.1	0.5	0.2
Operating lease cost	18.7	20.9	20.9
Variable lease cost(a)	15.6	15.9	16.7
Total lease cost	$40.7	$40.1	$39.3
(a)Short-term leases are immaterial and included in variable lease cost.

Minimum annual payments required under existing operating and finance leases and the net present value thereof as of September 30, 2025 (in millions):

Fiscal Years Ending September 30:	Operating Leases	Finance Leases	Total
2026	$17.4	$8.6	$26.0
2027	12.8	3.4	16.2
2028	9.9	1.6	11.5
2029	8.3	0.5	8.8
2030	6.9	0.4	7.3
After 2030	6.5	4.5	11.0
Total lease payments	61.8	19.0	80.8
Less: Interest	(7.9)	(3.5)	(11.4)
Present value of lease liabilities	$53.9	$15.5	$69.4

Supplemental lease term and discount rate information related to leases is as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (years)
Operating leases	4.8	5.1	5.1
Finance leases	7.1	7.8	13.2
Weighted-average discount rate
Operating leases	6.0%	5.2%	4.6%
Finance leases	6.1%	6.2%	5.0%

Supplemental cash flow information related to leases is as follows (in millions):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19.1	$20.9	$21.1
Operating cash flows from finance leases	1.1	0.5	0.2
Financing cash flows from finance leases	10.1	2.7	1.5
Leased assets obtained in exchange for new operating lease liabilities	17.9	13.0	14.5
Leased assets obtained in exchange for new finance lease liabilities	6.7	12.0	5.3

104	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

5.    INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2025	September 30, 2024
Finished goods	$219.1	$336.5
Work in process	5.9	6.4
Raw materials and supplies(a)	87.0	71.2
Total inventories	$312.0	$414.1
(a)Excludes certain raw materials and supplies of $33.0 million and $42.2 million as of September 30, 2025 and September 30, 2024, respectively, that are not expected to be consumed within the next twelve months, which are included in Other noncurrent assets in the Consolidated Balance Sheets.

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in millions):

	September 30, 2025	September 30, 2024
Land, buildings and structures and leasehold improvements(a)	$554.1	$559.8
Machinery and equipment(a)	1,154.9	1,149.5
Office furniture and equipment	23.9	24.1
Mineral interests	169.1	170.4
Construction in progress	51.6	56.0
	1,953.6	1,959.8
Less accumulated depreciation, depletion and amortization	(1,183.5)	(1,153.3)
Property, plant and equipment, net	$770.1	$806.5
(a)     Includes finance lease right-of-use assets. See Note 4. Leases for further information.

Depreciation and depletion expense was $95.1 million, $97.9 million, and $94.4 million for the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively. For the fiscal year ended September 30, 2025, the net change to property, plant and equipment through accounts payable and accrued expenses and other current liabilities was a reduction of $4.0 million, representing non-cash investing activities within the Consolidated Statements of Cash Flows. In addition, the Company transferred $6.9 million of spare parts inventory to property, plant and equipment, representing non-cash investing activities within the Consolidated Statements of Cash Flows, for the fiscal year ended September 30, 2025.

On May 30, 2025, the Company sold Fortress long-lived assets with a net book value of approximately $15.0 million. See Note 1. Organization and Formation for further information regarding the Asset Purchase Agreement.

During the fiscal year ended September 30, 2025, the Company recorded a loss on impairment of Fortress long-lived assets of $0.7 million, which were included in the Corporate and Other segment. During the fiscal year ended September 30, 2024, the Company recorded a loss on impairment of Lithium long-lived assets of $74.8 million, which were included in the Corporate and Other segment. See Note 2. Summary of Significant Accounting Policies and Note 15. Fair Value Measurements for further information.

105	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are summarized as follows (in millions):

	Salt	Plant Nutrition	Corporate & Other	Consolidated
Balance as of September 30, 2023(a)	$—	$51.1	$37.7	$88.8
Foreign currency translation adjustment	—	(0.1)	0.3	0.2
Impairments	—	(51.0)	(32.0)	(83.0)
Balance as of September 30, 2024	—	—	6.0	6.0
Foreign currency translation adjustment	—	—	—	—
Balance as of September 30, 2025(b)	$—	$—	$6.0	$6.0
(a)As of September 30, 2023, there were no accumulative impairment losses recorded.
(b)As of September 30, 2025, the Salt, Plant Nutrition, and Corporate & Other goodwill is presented net of accumulated impairment losses of $0, $51.0 million, and $32.0 million, respectively.

In the second quarter of fiscal 2024, there were indicators necessitating an interim impairment test of the Company’s goodwill based on the Company’s review of its operating performance, among other factors, for the relevant reporting units. As a result the Company recorded goodwill impairment losses related to the Plant Nutrition reporting unit and the Fortress reporting unit (included in the Corporate and Other segment) of $51.0 million and $32.0 million, respectively. See Note 2. Summary of Significant Accounting Policies and Note 15. Fair Value Measurements for additional details.

The details of definite and indefinite-lived intangible assets are as follows (in millions):

		September 30, 2025			September 30, 2024
	Weighted Average Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets:
Customer relationships	10 years	$1.2	$(0.3)	$0.9	$58.5	$(3.4)	$55.1
Trade Name		—	—	—	0.2	(0.1)	0.1
Supply Agreement	50 years	26.1	(7.7)	18.4	26.8	(7.4)	19.4
SOP Production Rights	25 years	24.3	(21.2)	3.1	24.3	(20.2)	4.1
Lease Rights	25 years	1.6	(0.9)	0.7	1.7	(0.8)	0.9
Total, amortizable		$53.2	$(30.1)	$23.1	$111.5	$(31.9)	$79.6
Non-amortizing Intangible Assets:
Trade Name		$0.5			$0.5
Water Rights		0.2			0.2
Fortress in-process Research & Development(a)		—			2.2
Total, unamortizable		$0.7			$2.9
(a)    See Note 1. Organization and Formation for information on the Asset Purchase Agreement, which included the sale of the Fortress in-process research and development intangible asset, during the fiscal year ended September 30, 2025.

Aggregate amortization expense was $2.8 million, $4.3 million and $2.7 million for the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively.

The Company recorded a loss on impairment of $53.0 million, related to Fortress customer relationships and trade name definite-lived intangible assets (included in the Corporate and Other segment) of $52.9 million and $0.1 million, respectively, during the fiscal year ended September 30, 2025. During the fiscal year ended September 30, 2024, the Company recorded a loss on impairment of definite-lived intangible assets related to the Company’s developed technology intangible asset of $15.6 million, included in Corporate and Other segment, and a loss on impairment of indefinite-lived intangible assets related to water

106	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

rights of $17.6 million included in the Plant Nutrition segment. See Note 2. Summary of Significant Accounting Policies and Note 15. Fair Value Measurements for further information.

Estimated annual amortization for the next five fiscal years for intangible assets is projected below (in millions):

Fiscal Years Ending September 30:	Projected Annual Amortization
2026	$1.7
2027	1.7
2028	1.7
2029	0.9
2030	0.7

8.    INCOME TAXES

The Company files tax returns in the U.S., Canada, the UK and Brazil at the federal and local taxing jurisdictional levels. The Company’s U.S. federal tax returns for tax years 2017 forward remain open and subject to examination. Generally, the Company’s state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.

The following table summarizes the Company’s income tax provision (in millions):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Current:
Federal	$(0.2)	$(0.3)	$(1.4)
State	(0.1)	(0.4)	0.9
Foreign	27.9	21.3	22.6
Total current	27.6	20.6	22.1
Deferred:
Federal	3.2	6.8	(0.8)
State	(4.9)	(8.8)	(2.0)
Foreign	0.2	(0.7)	(2.2)
Total deferred	(1.5)	(2.7)	(5.0)
Total provision for income taxes	$26.1	$17.9	$17.1

107	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table summarizes components of (loss) income before income taxes and shows the tax effects of significant adjustments from the expected income tax expense computed at the federal statutory rate (in millions):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
U.S. loss	$(127.3)	$(226.2)	$(22.7)
Foreign income	73.6	38.0	50.3
(Loss) income before income taxes	$(53.7)	$(188.2)	$27.6
Computed tax at the U.S. federal statutory rate of 21%	$(11.3)	$(39.5)	$5.8
Foreign income rate differential, mining, and withholding taxes, net of U.S. federal deduction	12.7	11.3	9.6
Benefit recognized on Canadian law change	—	—	(6.2)
Percentage depletion in excess of basis	(3.0)	(2.4)	(2.7)
Non-deductible compensation	1.2	2.0	3.1
Other domestic tax reserves, net of reversals	0.2	0.2	(2.6)
State income taxes, net of federal income tax benefit	(5.0)	(8.4)	(1.3)
Change in valuation allowance on deferred tax asset	33.0	46.9	11.1
Global Intangible Low-Taxed Income and Base Erosion and Anti-Abuse Tax	—	—	1.1
Goodwill impairment	—	8.5	—
Tax on repatriated amounts	—	—	(0.7)
Share based payment awards	1.3	—	—
Other, net	(3.0)	(0.7)	(0.1)
Provision for income taxes	$26.1	$17.9	$17.1
Effective tax rate	(49)%	(10)%	62%

108	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

	September 30, 2025	September 30, 2024
Deferred tax assets to be netted with deferred tax liabilities:
U.S. intangible asset	$14.4	$3.9
Net operating loss carryforwards	24.0	22.3
Excess interest expense	84.1	63.0
Foreign tax credit	39.5	39.4
Stock-based compensation	1.3	2.1
Research and development costs	3.6	4.3
Federal and state capital losses	3.5	3.6
Right of use lease liability	13.5	12.7
State tax credits	9.5	8.9
Inventory	6.7	7.3
Other, net	15.9	18.1
Total deferred tax assets before valuation allowance	216.0	185.6
Valuation allowance	(198.9)	(167.3)
Total deferred tax assets to be netted with deferred tax liabilities	17.1	18.3
Deferred tax liabilities:
Property, plant and equipment	51.1	53.9
Foreign intangible asset	3.8	4.3
Right of use lease asset	13.1	12.7
Unrealized foreign exchange gain	1.1	1.2
Other, net	1.9	2.7
Total deferred tax liabilities	71.0	74.8
Net deferred tax liabilities	$53.9	$56.5

At September 30, 2025 and September 30, 2024, the Company had $80.5 million and $76.4 million, respectively, of gross federal net operating loss (“NOL”) carryforwards that have no expiration date and $7.1 million and $6.1 million, respectively, of net operating tax-effected state NOL carryforwards which will expire beginning in 2031. At September 30, 2025 and September 30, 2024, the Company also had $1.9 million and $2.0 million, respectively, of tax-effected state capital losses which will expire beginning in 2027 and $1.6 million and $1.6 million, respectively, of tax-effected federal capital losses, which will expire beginning in 2025.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. As of September 30, 2025 and September 30, 2024, the Company’s valuation allowance was $198.9 million and $167.3 million, respectively. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended September 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as management’s projections for future income. On the basis of this evaluation, for the fiscal year ended September 30, 2025, an additional valuation allowance of $33.1 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as management’s projections for income. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

109	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, a maximum of $27.9 million of unrecognized tax benefits would decrease the Company’s effective tax rate. Management believes that it is reasonably possible that $23.6 million of the unrecognized tax benefits will decrease in the next twelve months. For the fiscal year ended September 30, 2025, the Company’s income tax expense included a benefit of approximately $0.1 million related to the release of uncertain tax positions due to the expiration of statutes of limitations.
The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Unrecognized tax benefits:
Balance at beginning of period	$37.1	$35.4	$33.6
Additions resulting from current year tax positions	(0.4)	1.7	3.8
Additions relating to tax positions taken in prior years	0.3	0.2	0.5
Reductions relating to tax positions taken in prior years	(1.6)	—	—
Reductions due to expiration of tax years	(0.1)	(0.2)	(2.5)
Balance at end of period	$35.3	$37.1	$35.4

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision. During the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, the Company accrued interest and penalties, net of reversals, of $4.2 million, $5.1 million and $(3.0) million, respectively. As of September 30, 2025 and September 30, 2024, accrued interest and penalties included in Other noncurrent liabilities in the Consolidated Balance Sheets totaled $32.0 million and $27.8 million, respectively.

In fiscal 2022, the Company revised its permanently reinvested assertion, expecting to repatriate an additional $10 million of unremitted foreign earnings from its UK operations and in fiscal 2023 the Company revised it again expecting to repatriate an additional approximately $6 million of unremitted foreign earnings from its UK operations. During the first quarter of fiscal 2023, $89.2 million was repatriated from Canada and in the third quarter of fiscal 2023, $15.6 million was repatriated from the UK. Net income tax expense of $3.8 million has been recorded for foreign withholding tax, state income tax and foreign exchange losses on these changes in assertion as of September 30, 2025, consisting of a tax benefit of $0.0 million recorded during fiscal year ended September 30, 2025, a $0.0 million tax benefit recorded during fiscal year ended September 30, 2024, and a $0.7 million tax benefit recorded in fiscal year ended September 30, 2023. The Company intends to continue its permanently reinvested assertion on the remaining undistributed earnings of its foreign subsidiaries indefinitely. As of September 30, 2025, the Company has approximately $242.8 million of outside basis differences on which no deferred taxes have been recorded as the determination of the unrecognized deferred taxes is not practicable.
A Canadian provincial tax authority has challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2019. The reassessments are a result of ongoing audits and total approximately $209.8 million, including interest, through September 30, 2025. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $157.4 million performance bond and has paid $35.8 million (most of which is recorded in other assets in the Consolidated Balance Sheets at September 30, 2025), which was required to pursue appeals or litigation.

110	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. As of September 30, 2025, the Company believes it has adequately reserved for these reassessments.

See Note 18. Subsequent Event for information concerning the settlement of Canadian provincial tax disputes for years 2002-2018.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

9.    PENSION PLANS AND OTHER BENEFITS

UK Pension

The Company has a defined benefit pension plan for certain of its former UK employees. Benefits of this pension plan are based on a combination of years of service and compensation levels. This plan was closed to new participants in 1992. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the pension plan concurrent with the establishment of a defined contribution plan for these employees.

The following table sets forth pension obligations and plan assets for the Company’s UK pension plan (in millions):

	September 30, 2025	September 30, 2024
Change in benefit obligation:
Benefit obligation at beginning of period	$45.0	$39.7
Interest cost	2.1	2.2
Actuarial (gain) loss	(1.9)	2.0
Benefits paid	(3.2)	(2.9)
Currency fluctuation adjustment	—	4.0
Benefit obligation at end of period	42.0	45.0
Change in plan assets:
Fair value at beginning of period	47.2	41.5
Actual return	(0.7)	4.3
Company contributions	—	—
Currency fluctuation adjustment	(0.1)	4.3
Benefits paid	(3.2)	(2.9)
Fair value of plan assets at end of period	43.2	47.2
Overfunded status of the plan	$1.2	$2.2

The Company’s UK pension plan was overfunded as of September 30, 2025 and September 30, 2024, and accordingly, $1.2 million and $2.2 million has been recorded as a noncurrent asset, respectively, in the Company’s Consolidated Balance Sheets. The accumulated benefit obligation for the UK pension plan was $42.0 million and $45.0 million as of September 30, 2025 and September 30, 2024, respectively. The plan assets were in excess of the accumulated benefit obligation as of September 30, 2025 and September 30, 2024. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of retirement. Since all employees are vested, the accumulated benefit obligation and the vested benefit obligation are the same amount.

111	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period. The components of net periodic pension cost (benefit) were as follows (in millions):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Interest cost on projected benefit obligation	$2.1	$2.2	$2.1
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(2.2)	(2.2)	(2.3)
Net amortization	1.1	1.4	0.3
Net periodic pension cost	$0.9	$1.3	$—

The following table summarizes changes in other comprehensive loss (income) (in millions):

	September 30, 2025	September 30, 2024
Net loss (gain) arising during the period	$1.0	$(0.1)
Amortization of net loss	(1.1)	(1.4)
Amortization of prior service credit	0.1	0.1
Allocated tax expense	0.2	0.4
Currency fluctuation adjustment	(0.1)	$(0.7)
Total recognized in other comprehensive loss (income)	$0.1	$(1.7)
Net periodic benefit cost	0.9	1.3
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$1.0	$(0.4)

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of the following (in millions):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Net actuarial loss (gain)	$1.0	$(0.1)

Amounts in accumulated other comprehensive loss expected to be recognized in components of net periodic pension cost during the fiscal year ended September 30, 2026 (in millions):

September 30, 2025
Net actuarial loss	$(1.2)
Prior service credit	$0.1

The assumption used to determine benefit obligations for the UK pension plan was as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Discount rate	5.60%	4.90%	5.55%

112	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The assumptions used to determine net periodic benefit costs for the UK pension plan were as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Discount rate	4.90%	5.55%	5.45%
Expected return on plan assets	5.00%	5.40%	5.05%

The Company’s UK pension plan investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities. The Company’s portfolio guidelines recommend that equity securities comprise approximately 30% of the total portfolio and that approximately 70% be invested in debt securities. The Company attempts to follow strategies that will reduce volatility, while also maximizing returns. Investment strategies and portfolio allocations are based on the UK pension plan’s benefit obligations and its funded or underfunded status, expected returns, and the Company’s portfolio guidelines and are monitored on a regular basis. The weighted-average asset allocations by asset category are as follows:

Asset Category	September 30, 2025	September 30, 2024
Cash and cash equivalents	6%	2%
Blended funds	27%	43%
Bond funds	67%	55%
Total	100%	100%

The fair value of the Company’s UK pension plan assets by asset category (see Note 15. Fair Value Measurements for a discussion regarding fair value measurements) are as follows (in millions):

	September 30, 2025	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$2.7	$2.7	$—	$—
Blended funds(b)	11.7	—	11.7	—
Bond funds:(c)
Treasuries	28.8	—	28.8	—
Total Pension Assets	$43.2	$2.7	$40.5	$—

	September 30, 2024	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.0	$1.0	$—	$—
Blended funds(b)	20.2	—	20.2	—
Bond funds:(c)
Treasuries	26.0	—	26.0	—
Total Pension Assets	$47.2	$1.0	$46.2	$—
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
(c)This category includes investments in investment-grade fixed-income instruments and funds linked to UK treasury notes. The funds are valued using the bid amounts for each fund. The Company’s bond fund pension assets are primarily invested in UK-linked treasuries.

113	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator. Management expects there will be no contributions during 2026. In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.

The UK pension plan includes a provision whereby supplemental benefits may be available to participants under certain circumstances after case review and approval by the plan trustees. Because instances of this type of benefit have historically been infrequent, the development of the projected benefit obligation and net periodic pension cost (benefit) has not provided for any future supplemental benefits. If additional benefits are approved by the trustees, it is likely that an additional contribution would be required and the amount of incremental benefits would be expensed by the Company.

The Company expects to pay the following benefit payments (in millions):

Years Ending September 30:	Future Expected Benefit Payments
2026	$3.2
2027	3.2
2028	3.3
2029	3.4
2030	3.4
2031-2035	18.5

Other Post-Employment Benefits

The Company provides retirement medical, dental and life insurance benefits and post-employment vacation benefits to certain Canadian employees (collectively, the “Canadian Benefits”), which are considered other post-employment benefit obligations.

The assumed discount rate used to determine the benefit obligation for the Canadian Benefits as of September 30, 2025 and September 30, 2024 was 4.80% and 4.60%, respectively. The ultimate trend rate used to determine the benefit obligation for the Canadian Benefits as of September 30, 2025 and September 30, 2024 was 4.00%. The year that the rate reaches the ultimate trend rate is 2040.

The Company expects to pay the following payments for the Canadian Benefits (in millions):

Years Ending September 30:	Future Expected Benefit Payments
2026	$0.4
2027	0.4
2028	0.5
2029	0.5
2030	0.5
2031-2035	2.8

114	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table sets forth the Company’s benefit obligation (in millions):

	September 30, 2025	September 30, 2024
Change in benefit obligation:
Benefit obligation at beginning of period	$9.4	$8.8
Service cost	0.2	0.2
Interest cost	0.4	0.5
Benefits paid	(0.3)	(0.4)
Plan amendment	(0.6)	—
Actuarial loss (gain)	(0.9)	0.3
Currency fluctuation adjustment	(0.2)	—
Benefit obligation at end of period	$8.0	$9.4

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
The Savings Plans include a non-qualified deferred compensation plan for certain executive officers and other key employees who are limited in their ability to participate in qualified plans due to existing regulations. These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company contributions despite the limitations imposed by current U.S. regulations for qualified plans. The Company’s contributions to the Savings Plans include Company matching contributions based on a percentage of the employee’s deferred salary, discretionary profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications. Although not required to do so, the Company invests amounts equal to the salary deferrals, the corresponding Company matching contribution and discretionary profit sharing amounts according to the employee-designated investment specifications. As of September 30, 2025 and September 30, 2024, investments in marketable securities totaling $3.5 million and $3.1 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the Consolidated Balance Sheets. Compensation expense recorded for the non-qualified plan was immaterial for each of the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, including amounts attributable to investment income, and was included in other, net in the Consolidated Statements of Operations.

Expense attributable to the Savings Plans was $9.8 million, $12.1 million and $10.7 million for the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively.

115	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.    LONG TERM DEBT AND FINANCE LEASE LIABILITIES

Total long-term carrying value of debt and finance lease liabilities consists of the following (in millions):

	September 30, 2025	September 30, 2024
Secured Debt:
Term Loan due May 2028	$—	$193.8
Revolving Credit Facility due May 2028	—	190.1
Subordinated Debt:
8.00% Senior Notes due June 2030	650.0	—
6.75% Senior Notes due December 2027	150.0	500.0
AR Securitization Facility expires March 2027	45.8	38.9
Total principal amount of debt	845.8	922.8
Finance lease liabilities	15.5	16.4
Unamortized deferred financing costs	(13.6)	(5.3)
Total carrying value of debt and finance lease liabilities	847.7	933.9
Current portion of long-term debt	—	(7.5)
Current portion of finance lease liabilities	(7.9)	(5.2)
Total long-term carrying value of debt and finance lease liabilities	$839.8	$921.2

8.00% Senior Notes due 2030

On June 16, 2025, the Company issued $650.0 million aggregate principal amount of its 8.00% Senior Notes due 2030 in a private offering, pursuant to an indenture, dated June 16, 2025 (the “2030 Notes”), among the Company, the subsidiary guarantors named therein and Computershare Trust Company, N.A., as trustee. The 2030 Notes are senior unsecured obligations, with interest payable semi-annually on January 1 and July 1, commencing January 1, 2026. The Notes are guaranteed by certain of the Company’s domestic subsidiaries. The 2030 Notes will mature on June 16, 2030. The Company incurred $13.0 million in deferred financing costs, including arrangement, legal and other fees, and will be amortized to interest expense over the 5-year term of the 2030 Notes.

The Company used the net proceeds from the 2030 Notes to (i) repay all outstanding amounts under its senior secured credit facility, including $43.5 million under the revolving credit facility and $191.3 million under the term loan, (ii) redeem $350.0 million of its outstanding 6.75% Senior Notes due 2027 (the “2027 Notes”) at a redemption price of 101.125% of the principal amount, plus accrued and unpaid interest, (iii) pay transaction-related fees and expenses, (iv) increase cash on its balance sheet, and (v) for general corporate purposes.

Prior to July 1, 2027, the Company may redeem some or all of the 2030 Notes up to 40.0% of the aggregate principal amount with equity offering proceeds at a redemption price equal to 108.0% of the principal amount, plus accrued and unpaid interest, subject to certain conditions. On or after July 1, 2027, the Company may redeem some or all of the 2030 Notes at 104.0% of the principal amount thereof, declining ratably to 100.0% of the principal amount thereof on or after July 1, 2029, plus accrued and unpaid interest to the redemption date.

The indenture governing the 2030 Notes contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

Amended and Restated Credit Agreement

On June 16, 2025, the Company entered into the fifth amendment to its 2023 Credit Agreement, as of April 20, 2016, as amended and restated as of November 26, 2019 (the “Amended and Restated 2023 Credit Agreement”). The amendment, among other things, (i) fixed the aggregate revolving commitments at $325.0 million, eliminating the automatic periodic step-downs previously included in the December 12, 2024 amendment to the 2023 Credit Agreement, which had scheduled reductions to $250.0 million by July 1, 2026, (ii) permitted the issuance of the 2030 Notes, with net proceeds used to prepay all outstanding loans under the Existing Amended and Restated Credit Agreement, including $43.5 million outstanding under the revolving credit facility and $191.3 million outstanding under the term loan, plus accrued and unpaid interest, (iii) permitted the

116	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Company to utilize certain baskets under covenants restricting the incurrence of indebtedness, liens, investments, dividends, and junior debt prepayments, and (iv) modified the financial maintenance covenants, which are tested on a quarterly basis, as follows: (A) replaced the leverage-based covenant, which previously required compliance with a maximum ratio of consolidated total net indebtedness to a consolidated EBITDA of 6.50x (with a step-down to 5.75x on December 31, 2025, and a further step-down to 4.75x on March 31, 2026) with a leverage-based covenant which requires compliance with a maximum ratio of consolidated first lien net indebtedness to consolidated EBITDA of 2.75x (with a step-down to 2.50x on December 31, 2025) and (B) lowered the required minimum ratio of consolidated EBITDA to consolidated interest expense from 2.00x (with a step-up to 2.25x on March 31, 2026) to 1.50x. Consolidated first lien net debt includes the aggregate principal amount of consolidated first lien debt, net of unrestricted cash not to exceed $100.0 million. In connection with the prepayment of the term loan, the Company recorded a loss on debt extinguishment of $1.9 million, included in Loss on extinguishment of debt in the Consolidated Statements of Operation for the fiscal year ended September 30, 2025, related to the write-off of unamortized deferred financing costs relating to this instrument.

The revolving credit facility under the Amended and Restated 2023 Credit Agreement is secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries. Borrowings, if any, accrue interest at a rate per annum based on, at the Company’s option, the Adjusted Term SOFR Rate, Adjusted EURIBO Rate, Canadian Prime Rate, or Sterling Overnight Index Average, adjusted for applicable margins and floors. As of September 30, 2025, no borrowings were outstanding under the revolving credit facility. Also, as of September 30, 2025, outstanding letters of credit totaling $20.1 million reduced available borrowing capacity to $304.9 million.

The Amended and Restated 2023 Credit Agreement contains covenants that limit the Company’s ability, among other things, to incur additional indebtedness or contingent obligations or grant liens; pay dividends or make distributions to stockholders; repurchase or redeem the Company’s stock; make investments or dispose of assets; prepay, or amend the terms of certain junior indebtedness; engage in sale and leaseback transactions; make changes to the Company’s organizational documents or fiscal periods; grant liens on the Company’s assets or make certain intercompany dividends, investments or asset transfers; enter into new lines of business; enter into transactions with the Company’s stockholders and affiliates; and acquire the assets of or merge or consolidate with other companies.

As of September 30, 2025, there were no borrowings under the term loan and revolving credit facility. As of September 30, 2024, the weighted average interest rate was 7.6% on all borrowings outstanding under the 2023 Credit Agreement. Depending on the type, borrowings under the 2023 Credit Agreement accrue interest at a rate per annum equal to the Adjusted Term SOFR Rate, the Adjusted EURIBO Rate, Prime Rate or the CDO Rate (as defined in the credit agreement), as applicable, plus Applicable Margins (as defined in the credit agreement) which resulted in interest rates between 7.3% and 9.5% as of September 30, 2024. As of September 30, 2024, the term loan and revolving credit facility under the 2023 Credit Agreement were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries.

Prior Amendments to the Credit Agreement

On December 12, 2024, the Company entered into a fourth amendment to its 2023 Credit Agreement as of April 20, 2016, as amended and restated as of November 26, 2019, which, among other things, eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.5x as of the last day of any quarter through the fiscal quarter ended September 30, 2025, then gradually stepping down to 4.5x for the fiscal quarter ended December 31, 2026 and thereafter. The amendment also decreased the Revolving Commitments (as defined in the Existing Credit Agreement) from $375 million to $325 million with additional reductions stepping down to $250 million on July 1, 2026. In connection with the 2023 Credit Agreement, the Company paid $4.3 million in fees ($3.9 million was capitalized as deferred financing costs with $0.4 million recorded as an expense). These capitalized costs are amortized over the term of the debt and are included as a component of interest expense in the Consolidated Statements of Operations. The Company incurred a loss on the extinguishment of debt of $1.0 million to write off previously capitalized deferred financing costs, which is included as a component of Other expense, net in the Consolidated Statements of Operations.

On September 13, 2024, the Company entered into a third amendment to its 2023 Credit Agreement as of April 20, 2016, as amended and restated as of November 26, 2019, which extended the deadline for delivery of the Company’s financial statements for the quarter ended June 30, 2024 (the “Q3 2024 Form 10-Q”), together with the respective compliance certificates, to November 29, 2024, 152 days after the last day of the quarter ended June 30, 2024.

117	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

On August 12, 2024, the Company entered into the second amendment to its 2023 Credit Agreement as of April 20, 2016, as amended and restated as of November 26, 2019, which extended the deadline for delivery of the Company’s financial statements for the quarter ended June 30, 2024, together with the respective compliance certificates, from 45 days to 75 days after the last day of the quarter ended June 30, 2024.

On March 27, 2024, the Company entered into the first amendment to its 2023 Credit Agreement as of April 20, 2016, as amended and restated as of November 26, 2019, which eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.5x as of the last day of any quarter through the fiscal quarter ended December 31, 2024, then gradually stepping down to 4.75x by the fiscal quarter ended March 31, 2026 and thereafter. In connection with this amendment, the Company paid fees totaling $1.7 million which were capitalized as deferred financing costs. Additional arrangement and legal fees of $0.9 million were expensed.

On May 5, 2023, the Company entered into an agreement to amend and restate the Company’s credit agreement entered into on November 26, 2019 (as amended, the “2019 Credit Agreement”, as in effect prior to such restatement, the “Existing Credit Agreement”) with a then new $575 million senior secured credit agreement due May 5, 2028 (as amended, the “2023 Credit Agreement”), comprised of a $375 million revolving credit facility and a $200 million term loan. The term loan was payable in quarterly installments of interest and principal, which began September 30, 2023. The 2023 Credit Agreement increased the Applicable Margins by 25 basis points over those defined in the Existing Credit Agreement and added an additional level to the pricing grid at a consolidated total leverage ratio of greater than 4:00 to 1.00.

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

6.75% Senior Notes due 2027

In November 2019, the Company issued $500 million 6.75% Senior Notes due December 2027 (the “2027 Notes”), which are subordinate to the 2023 Credit Agreement borrowings. The 2027 Notes are unsecured obligations and are guaranteed by certain of the Company’s domestic subsidiaries. Interest on the 2027 Notes is due semi-annually in June and December. The 2027 Notes are subordinated to all existing and future indebtedness. In connection with the 2027 Notes, the Company paid fees of $8.2 million, which were capitalized as deferred financing costs.

On September 18, 2024, the Company received a notice of default relating to its 2027 Notes because the Company failed to timely furnish a Quarterly Report on Form 10-Q for the Q3 2024 Form 10-Q. The Company had 90 days from receipt of the notice to remedy prior to it becoming an Event of Default under the terms of the Indenture, dated November 26, 2019. The Company’s Q3 Form 10-Q was filed with the SEC on October 30, 2024.

On June 17, 2025, $350.0 million of the 2027 Notes were redeemed, which resulted in a loss on debt extinguishment of $5.7 million, included in Loss on extinguishment of debt in the Consolidated Statements of Operation for the fiscal year ended September 30, 2025. The loss was comprised of a $3.9 million prepayment premium and a $1.8 million write-off of unamortized deferred financing costs. Following the redemption, $150.0 million of the 2027 Notes remain outstanding and continue to accrue interest, payable semi-annually on June 1 and December 1, with unamortized deferred financing costs of $0.7 million as of September 30, 2025.

The indenture governing the 2027 Notes contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

118	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

AR Securitization Facility

On June 30, 2020, certain of the Company’s U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility (the “AR Facility”) of up to $100.0 million with PNC Bank, National Association (“PNC”), as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent. On June 27, 2022, certain of the Company’s U.S. subsidiaries entered into a first amendment to the AR Facility, extending the facility to June 2025. In January 2023, certain of the Company’s U.S. subsidiaries entered into the second amendment to the AR Facility with PNC Bank, which temporarily eased the restrictions of certain covenants contained in the agreement through March 2023. The amendment made certain adjustments to the financial tests including: (i) the default ratio and (ii) the delinquency ratio to make compliance with such tests more likely.

On March 27, 2024, certain of the Company’s U.S. subsidiaries entered into a third amendment to its revolving accounts receivable financing facility with PNC, extending the facility to March 2027. In connection with this amendment, the Company paid fees totaling $0.4 million which were capitalized as deferred financing costs.

On August 12, 2024, the Company entered into a fourth amendment to its AR Facility, which extended the deadline for delivery of the Company’s Q3 2024 Form 10-Q, together with the respective compliance certificates, from 45 days to 75 days after the last day of the quarter ended June 30, 2024.
On September 13, 2024, the Company entered into a fifth amendment to its AR Facility, which extended the deadline for delivery of the Company’s Q3 2024 Form 10-Q, together with the respective compliance certificates, to November 29, 2024, 152 days after the last day of the quarter ended June 30, 2024. The Company’s Q3 2024 Form 10-Q was filed with the SEC on October 30, 2024.

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

Covenant Compliance and Other Information

The Amended and Restated 2023 Credit Agreement requires compliance with certain financial covenants, including a maximum Consolidated First Lien Net Leverage Ratio and minimum Consolidated Interest Coverage Ratio, tested quarterly. As of September 30, 2025, the Company was in compliance with these covenants.

119	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Future maturities of long-term debt are as follows (in millions):

Fiscal Years Ending September 30:	Principal Amount of Debt
2026	$—
2027	45.8
2028	150.0
2029	—
2030	650.0
Thereafter	—
Total	$845.8

11.    COMMITMENTS AND CONTINGENCIES

Contingent Obligations

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

Management cannot predict the outcome of legal claims and proceedings with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial position given current insurance coverage, except as otherwise described in Note 8. Income Taxes and this Note 11.

On October 21, 2022, a putative securities class action was filed in the United States District Court for the District of Kansas. The lawsuit alleges that the Company and certain former executives of the Company made misleading statements and that shareholders were damaged by these statements. Plaintiffs filed an Amended Complaint on March 13, 2023. On February 7, 2025, the parties reached an agreement in principle to resolve the matter. On March 27, 2025, the parties entered into a Joint Stipulation of Settlement. A motion for final approval of the settlement was filed with the court on June 25, 2025. On July 30, 2025, the court held a hearing at which it approved the settlement of $48.0 million, including fees and expenses awarded to lead counsel and plaintiffs. The Company’s insurers have consented to and funded the agreed upon settlement, and therefore, the Company does not have either a liability or corresponding insurance recoveries, included in Receivables, in its Consolidated Balance Sheets as of September 30, 2025.

On February 1, 2023, a shareholder derivative lawsuit was filed in the District of Kansas by an individual shareholder, purportedly on behalf of the Company. The lawsuit alleges that certain directors and executives breached their fiduciary duties to shareholders by failing to prevent the dissemination of misstatements and omissions from October 30, 2017 to November 18, 2018. On October 30, 2024, an additional shareholder derivative lawsuit was filed in the District of Kansas by an individual shareholder, purportedly on behalf of the Company. The lawsuit alleges that certain directors and executives breached their fiduciary duties to shareholders by willfully or recklessly causing the Company to make false and/or misleading statements and/or omissions of material fact from October 31, 2017 to October 21, 2022. On February 28, 2025, this matter was consolidated with the derivative matter filed on February 1, 2023. On May 27, 2025, the parties reached an agreement in principle to resolve the consolidated derivative lawsuit in exchange for the Company’s agreement to adopt certain corporate governance reforms. A motion for final approval of the settlement was filed with the court on September 2, 2025. On October 14, 2025, the court held a hearing at which it approved the settlement, including fees and expenses awarded to lead counsel and plaintiffs. Insurers for the defendant directors and executives thereafter made their respective payments for the full amount of the awarded fees and expenses pursuant to their commitments and in accordance with the court’s order and the settlement agreement.

On April 24, 2024, a putative securities class action was filed in the United States District Court for the District of Kansas. The complaint alleges that the Company and certain individuals made materially false and misleading statements regarding Fortress North America and that shareholders were damaged by these statements. On December 12, 2024, the court appointed lead plaintiff and counsel. Plaintiffs filed an Amended Complaint on February 10, 2025. The parties have executed a settlement agreement dated June 30, 2025, to resolve the matter, which settlement has been consented to by the Company’s insurers. The

120	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

court granted preliminary approval of the settlement on July 25, 2025 and a hearing is scheduled for January 7, 2026, for the court to consider any objections and to make a determination regarding final approval of the settlement.

On October 30, 2024, a shareholder derivative lawsuit was brought against certain current and former officers and directors of the Company, purportedly on behalf of the Company. The lawsuit alleges that from November 29, 2023 to March 22, 2024, certain current and former officers and directors willfully or recklessly caused the Company to make false and/or misleading statements and/or omissions of material fact regarding the Company’s fire-retardant business. On April 9, 2025, an additional derivative lawsuit was brought against certain current and former officers and directors of the Company, purportedly on behalf of the Company. The lawsuit alleges that certain current and former officers and directors caused Compass Minerals to make misleading statements regarding the Company’s fire-retardant business. In an order dated June 3, 2025, the court consolidated the two derivative actions for the discovery phase of the actions. On July 30, 2025, the plaintiffs in the consolidated derivative action filed a verified amended consolidated shareholder derivative complaint asserting claims that certain statements made between February 8, 2023 until March 25, 2024 about the Company’s fire retardant business were false and/or misleading. The parties have executed a settlement agreement dated October 24, 2025, to resolve the derivative actions, subject to obtaining court approval. Pursuant to the settlement agreement, the Company will implement certain corporate governance reforms as specified therein, and the Company’s insurers have agreed to pay legal fees and expenses to plaintiffs’ counsel. The court granted preliminary approval of the settlement on December 10, 2025, and scheduled a hearing for final approval for February 20, 2026.

On October 25, 2024, the Company issued a recall for specific production lots of food-grade salt produced at its Goderich Plant following a customer report of a non-organic, foreign material in its product. The Company subsequently expanded the voluntary recall to include food products from the Goderich Plant between September 18, 2024 and November 6, 2024. The Company followed recall protocol and notified its BRCGS Global Standard for Food Safety certifying body, the Canadian Food Inspection Agency (“CFIA”) and the U.S. Food and Drug Administration (“FDA”). The Company has completed its investigation and continues to assess the scope and magnitude of asserted and potential customer claims related to the recall. At this time, based on currently available information and its applicable insurance coverage, the Company does not believe any incremental losses will have a material adverse effect on its results of operations or cash flows in future periods. The recall in the United States, supervised by the FDA, is complete, and the matter is closed with FDA. The CFIA has conducted a follow-up inspection of the Goderich Plant to verify compliance with regulatory requirements and identified no non-compliances.

As of September 30, 2025 and September 30, 2024, the Company recorded a liability of $51.8 million and $6.7 million, respectively, included in Accrued expenses and other liabilities, and estimated insurance recoveries of $47.0 million and $6.7 million, respectively, included in Receivables in the Consolidated Balance Sheets associated with the recall matters described above, in addition to all other legal and administrative proceedings.

Nearly 50% of the Company’s workforce is represented by collective bargaining agreements. Of the Company’s 12 collective bargaining agreements in effect on September 30, 2025:
•Six expired in fiscal 2025 (including the Company’s Cote Blanche mine), four of which were renewed/renegotiated and two are still in the process of being negotiated;
•Four will expire in fiscal 2026 (including the Company’s Goderich mine, which have 393 positions represented by a CBA); and
•Two will expire in fiscal 2027.

Commitments

Royalties. The Company has various private, state and Canadian provincial leases associated with the salt and SOP businesses, most of which are renewable by the Company. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Royalty expense related to these leases was $18.2 million, $16.2 million and $18.7 million for the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively.

Performance Bonds. The Company has various salt and other deicing product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, the Company has had no material penalties related to these sales contracts. At September 30, 2025, the Company had $211.5 million of outstanding performance bonds, which includes bonds related to Ontario mining tax reassessments. See Note 18. Subsequent Event for further information.

121	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Purchase Commitments. In connection with the operations of the Company’s facilities, the Company purchases utilities, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has minimum throughput contracts with some of its depots and warehouses. The purchase commitments for these contracts are estimated to be $33.6 million for 2026, $29.8 million in 2027, $11.7 million in 2028, $5.3 million in 2029, and $3.1 million in 2030.

12.    OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. For all periods presented in this Form 10-K, the Company has two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting primarily of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softeners and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP. The results of operations for the Company’s records management business and former fire retardant business are included in Corporate and Other in the tables below.

The chief operating decision maker (“CODM”) is the Company’s President and Chief Executive Officer. The primary measure of segment profit or loss used by the CODM to regularly evaluate performance, make key operating decisions and determine resource allocation of and among each operating segment is operating income. The CODM assesses segment performance by comparing actual operating income to budgeted and/or forecasted performance, and making decisions such as whether and when to invest resources for future capital expenditures and for general corporate purposes.

Segment operating income is based upon segment sales less expenses attributable to the respective segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market-based. The segment operating income also includes the allocable portion of the Company’s Selling, general and administrative expenses, which represents overhead functions such as: finance and accounting, legal, information technology, human resources and other general functions that support the operations of Salt and Plant Nutrition. The unallocated Selling, general and administrative expenses that are not directly attributable to the reportable segments are included in Corporate and Other.

In evaluating segment performance, the CODM regularly reviews several significant segment expenses. For the period’s presented, the significant expenses reviewed by the CODM were Shipping and handling costs, Product costs, Selling, general and administrative expenses, Loss on impairments, and Other operating (income) expense. Other items such as Depreciation, depletion and amortization are also reviewed to provide a comprehensive understanding of segment performance.

Segment information is as follows (in millions):

Fiscal Year Ended September 30, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$1,022.5	$206.3	$15.1	$1,243.9
Intersegment sales	—	12.5	(12.5)	—
Shipping and handling cost	312.5	30.7	0.1	343.3
Product cost	533.0	164.4	12.5	709.9
Gross profit	177.0	11.2	2.5	190.7
Selling, general and administrative expenses(e)	30.5	4.7	78.1	113.3
Loss on impairments(c)	—	—	53.7	53.7
Other operating (income) expense(d)	0.6	—	(2.2)	(1.6)
Operating income (loss)	145.9	6.5	(127.1)	25.3

Depreciation, depletion and amortization	70.9	28.4	3.9	103.2
Total assets	1,038.8	363.7	116.9	1,519.4
Capital expenditures	53.3	12.2	4.2	69.7

122	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Fiscal Year Ended September 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$907.8	$181.0	$28.6	$1,117.4
Intersegment sales	—	8.0	(8.0)	—
Shipping and handling cost	280.1	24.6	0.6	305.3
Product cost	431.8	168.3	17.0	617.1
Gross profit	195.9	(11.9)	11.0	195.0
Selling, general and administrative expenses(e)	31.3	5.4	101.1	137.8
Loss on impairments(c)	—	68.6	122.4	191.0
Other operating (income) expense(d)	1.0	0.5	(18.5)	(17.0)
Operating income (loss)	163.6	(86.4)	(194.0)	(116.8)

Depreciation, depletion and amortization	63.4	34.1	7.5	105.0
Total assets	1,084.5	388.1	167.5	1,640.1
Capital expenditures	77.2	9.9	27.1	114.2

Fiscal Year Ended September 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$1,010.8	$172.1	$21.8	$1,204.7
Intersegment sales	—	9.7	(9.7)	—
Shipping and handling cost	324.5	21.4	0.2	346.1
Product cost	481.3	134.2	11.1	626.6
Gross profit	205.0	16.5	10.5	232.0
Selling, general and administrative expenses(e)	34.5	7.0	108.7	150.2
Other operating (income) expense(d)	—	—	4.4	4.4
Operating income (loss)	170.5	9.5	(102.6)	77.4

Depreciation, depletion and amortization	58.5	32.9	7.2	98.6
Total assets	1,050.4	473.4	293.1	1,816.9
Capital expenditures	71.9	29.5	52.9	154.3

Disaggregated revenue by product type is as follows (in millions):

Fiscal Year Ended September 30, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$642.7	$—	$—	$642.7
Consumer & Industrial Salt	379.8	—	—	379.8
SOP	—	218.8	—	218.8
Eliminations & Other	—	(12.5)	15.1	2.6
Sales to external customers	$1,022.5	$206.3	$15.1	$1,243.9

123	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Fiscal Year Ended September 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$546.4	$—	$—	$546.4
Consumer & Industrial Salt	361.4	—	—	361.4
SOP	—	189.0	—	189.0
Fire Retardant Products	—	—	14.2	14.2
Revenue from Services	—	—	0.5	0.5
Eliminations & Other	—	(8.0)	13.9	5.9
Sales to external customers	$907.8	$181.0	$28.6	$1,117.4

Fiscal Year Ended September 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$641.7	$—	$—	$641.7
Consumer & Industrial Salt	369.1	—	—	369.1
SOP	—	181.8	—	181.8
Fire Retardant Products	—	—	8.6	8.6
Revenue from Services	—	—	1.8	1.8
Eliminations & Other	—	(9.7)	11.4	1.7
Sales to external customers	$1,010.8	$172.1	$21.8	1,204.7
(a)Corporate and Other includes corporate entities, records management operations, Fortress, equity method investments, prior year lithium-related costs and other incidental operations and eliminations. Operating income (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, prior year lithium-related expenses, as well as costs for the human resources, information technology, legal and finance functions.
(b)Sales to external customers are net of intersegment sales.
(c)The Company recorded loss on impairments of $53.7 million and $193.4 million (inclusive of the $2.4 million impairment of Fortress related inventory included in Product costs), for the fiscal years ended September 30, 2025 and September 30, 2024, respectively, which impacted operating results. Refer to Note 2. Summary of Significant Accounting Policies for additional information regarding the loss on impairments of Plant Nutrition, Fortress, and lithium development assets.
(d)Corporate and Other operating results were impacted by net gains of $7.9 million, $22.1 million and $0.8 million, recorded in Other operating (income) expense, related to the decline in the valuation of the Fortress contingent consideration for the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively.
(e)The Company continued to take steps to align its cost structure to its current business needs. These initiatives impacted Corporate and Other operating results and resulted in net severance and related charges, excluding stock-based compensation forfeitures, for reductions in workforce, changes to executive leadership and additional restructuring costs related to the termination of the Company’s lithium development project recorded in Other operating (income) expense of $4.3 million, $15.8 million and $5.5 million for the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively.

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Fiscal Year Ended
Sales	September 30, 2025	September 30, 2024	September 30, 2023
United States(a)	$875.3	$825.0	$860.4
Canada	288.6	234.7	269.7
United Kingdom	65.9	50.7	66.1
Other	14.1	7.0	8.5
Total sales	$1,243.9	$1,117.4	$1,204.7
(a)United States sales exclude product sold to foreign customers at U.S. ports.

124	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Financial information relating to the Company’s long-lived assets, excluding the investments related to the non-qualified retirement plan and pension plan assets, by geographic area (in millions):

Long-Lived Assets	September 30, 2025	September 30, 2024	September 30, 2023
United States	$495.2	$580.9	$741.7
Canada	373.9	392.6	398.0
United Kingdom	66.9	67.5	64.2
Other	6.5	6.5	7.7
Total long-lived assets	$942.5	$1,047.5	$1,211.6

13.    STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $0.30 per share during fiscal year ended September 30, 2024. In April 2024, the Board of Directors determined not to declare dividends for the foreseeable future in order to align the Company’s capital allocation priorities with its corporate focus on accelerating cash flow generation and debt reduction. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, capital allocation strategy, restrictions in its debt agreements and other factors the Company’s Board of Directors deems relevant.

Koch Equity Investment

On September 14, 2022, the Company entered into a Stock Purchase Agreement with Koch Minerals & Trading, LLC (“KM&T”), a subsidiary of Koch, Inc. (“Koch”), pursuant to which the Company agreed to issue and sell 6,830,700 shares of its common stock at a purchase price of $36.87 for aggregate net proceeds of approximately $240.7 million, net of transaction costs. On October 18, 2022, the Company closed the direct private placement with KM&T, through its affiliate KM&T Investment Holdings, LLC, resulting in their ownership of approximately 17% of the Company’s outstanding common stock. The original plan for these proceeds was to use them to advance the first development phase of the lithium project. The Company used approximately $78 million of the proceeds from the private placement for capital expenditures related to the lithium project before the project was terminated. The balance of the proceeds were used to reduce debt or for general corporate purposes. The shares issued and sold to KM&T were registered via a resale registration statement on Form S-3, filed with the SEC on September 21, 2023.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which no shares are currently issued or outstanding. Of those, 200,000 shares of preferred stock were designated as series A junior participating preferred stock in connection with the Company’s now expired rights agreement.

Equity Compensation Awards

The 2020 Incentive Award Plan (as amended from time to time, the “2020 Plan”) provides for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, deferred stock units and other equity-based awards. In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the issuance of 2,977,933 shares of Company common stock. In February 2022, the Company’s stockholders approved an amendment to the 2020 Plan, authorizing an additional 750,000 shares of Common stock. In March 2024 and March 2025, the Company’s stockholders approved an amendment to the 2020 Plan authorizing an additional 3,000,000 and 1,700,000 shares, respectively, of Company stock. At September 30, 2025, the aggregate number of shares of Company common stock available for grant was 3,823,000 shares.
During the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, the Company recorded non-cash stock-based compensation expense in selling, general, and administrative expense of $10.2 million, $10.1 million (includes $2.0 million paid in cash) and $21.1 million (includes $0.5 million paid in cash), respectively. The fair value of options vested was $0.3 million, $0.5 million and $0.8 million in the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively.

125	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of September 30, 2025, unrecorded compensation cost related to non-vested awards of $6.8 million is expected to be recognized through 2026, with a weighted average period of 1.5 years.

Non-Employee Director Compensation. Non-employee directors may defer all or a portion of the fees payable for their service into deferred stock units, equivalent to the value of the Company’s common stock. The annual fees related to the director’s equity compensation were granted in deferred stock units or restricted stock units and will vest on the earlier of the day immediately preceding the Issuer’s next annual meeting (as long as the meeting is held at least 50 weeks from the grant date) and the first anniversary of the grant date. Additionally, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date, if dividends are declared on the Company’s common stock. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the Board of Directors, based upon the Director’s annual election. During the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, members of the Board of Directors were credited with 35,565, 60,337 and 35,577 deferred stock units, respectively. During the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, the Directors were granted 47,620, 22,740 and 14,945 restricted stock units, respectively. During the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, 76,923, 67,563 and 75,919 shares of common stock, respectively, were issued from treasury shares for Board of Director compensation related to quarterly fees payable and the release of deferred stock units.

RSUs. The RSUs granted under the 2020 Plan generally vest after one to three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared. The closing stock price on the date of each grant was used to determine the fair value of RSUs.

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

The input for the expected stock price volatility ranged from 47% to 66% based on the respective grant dates. In addition, the Company used inputs for the risk-free rate that ranged from 3.2% to 4.6% based on the respective grant dates, expected dividend yield of 0%, and the Company’s closing stock price on the grant date to estimate the fair value of the TSR PSUs. The Company’s closing stock price on the grant date was used to estimate the fair value of the Scorecard PSUs. The Company will adjust the expense of the Scorecard PSUs based upon its estimate of the number of shares that will ultimately vest at each reporting date during the vesting period.

On September 30, 2025, the TSR PSUs performance conditions were not met, and therefore 0% of the PSUs vested.

During the fiscal year ended September 30, 2025, the Company granted 289,941 PSUs based upon certain performance criteria and metrics (“2025 Scorecard PSUs”). The actual number of shares of common stock that may be earned with respect to 2025 Scorecard PSUs is calculated based upon the attainment of certain thresholds for free cash flow and return on capital employed during each year of the three-year performance period and may range from 0% to 200% for each measure. Additionally, a modifier will increase or decrease the payout by 20% based upon relative total shareholder return against the Company’s peer group.

To estimate the fair value of the 2025 Scorecard PSUs on the grant date, the Company used a Monte-Carlo simulation model. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the peer group. The input for the expected stock price volatility ranged from 44% to 49% based on the respective grant dates. In addition, the

126	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Company used inputs for the risk-free rate that ranged from 3.9% to 4.2% based on the respective grant dates, expected dividend yield of 0%, and the Company’s closing stock price on the grant date to estimate the fair value of the 2025 Scorecard PSUs. The Company will adjust the expense of the 2025 Scorecard PSUs based upon its estimate of the number of shares that will ultimately vest at each reporting date during the vesting period.

Options. Substantially all of the stock options granted under each of the plans vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years. Options do not have dividend or voting rights. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. The exercise price of options is equal to the closing stock price on the day of grant. The Company did not grant any options during fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023.

The following is a summary of the Company’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2022	774,580	$60.68	208,735	$63.02	331,359	$71.51
Granted	—	—	354,694	37.17	183,794	68.33
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(132,827)	60.34	—	—
Cancelled/Expired	(131,585)	66.60	(37,362)	43.11	(121,574)	67.15
Outstanding at September 30, 2023	642,995	$59.46	393,240	$42.50	393,579	$71.37
Granted	—	—	545,528	25.24	276,916	24.69
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(266,335)	40.01	—	—
Cancelled/Expired	(455,972)	58.08	(221,342)	32.65	(441,026)	58.27
Outstanding at September 30, 2024	187,023	$62.85	451,091	$27.93	229,469	$40.26
Granted	—	—	1,046,503	13.30	289,941	15.43
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(389,598)	22.66	—	—
Cancelled/Expired	(79,762)	62.07	(279,074)	17.77	(202,930)	41.22
Outstanding at September 30, 2025	107,261	$63.43	828,922	$15.34	316,480	$16.89
(a)Common stock issued for exercised options, vested RSUs and vested and earned PSUs were issued from treasury shares.

127	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of September 30, 2024, there were 187,023 options outstanding of which 154,898 were exercisable. The following table summarizes information about options outstanding and exercisable at September 30, 2025.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$54.44 - $56.96	22,428	0.5	$55.00	22,305	0.5	$55.00
$56.97 - $61.03	22,665	1.3	58.91	22,665	1.3	58.91
$61.04 - $67.81	34,693	2.3	63.14	34,693	2.3	63.14
$67.82 - $73.49	1,034	3.0	72.48	776	3.0	72.48
$73.50 - $74.49	26,441	3.0	74.49	21,098	3.0	74.49
Totals	107,261	1.9	$63.43	101,537	1.8	$62.84

As of September 30, 2025, there was no intrinsic value for options outstanding; 101,537 options were exercisable with no intrinsic value. The number of shares held in treasury is sufficient to cover the net shares issued from all outstanding equity awards as of September 30, 2025.

Accumulated Other Comprehensive (Loss) Income

The Company’s comprehensive (loss) income is comprised of net (loss) income, net amortization of the change in the unrealized (loss) gain of the pension obligation, the change in the unrealized gain (loss) in other post-retirement benefits, the change in the unrealized gain on natural gas and foreign currency cash flow hedges, and CTA. The components of and changes in AOCL are as follows (in millions):

Fiscal Year Ended September 30, 2025(a)	(Losses) and Gains on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.3)	$(6.2)	$1.4	$(90.3)	$(96.4)
Other comprehensive (loss) income before reclassifications	(2.0)	(1.0)	1.5	(12.3)	(13.8)
Amounts reclassified from AOCL(b)(c)	2.5	0.9	(1.1)	—	2.3
Net current period other comprehensive income (loss)	0.5	(0.1)	0.4	(12.3)	(11.5)
Ending balance	$(0.8)	$(6.3)	$1.8	$(102.6)	$(107.9)

128	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Fiscal Year Ended September 30, 2024(a)	(Losses) and Gains on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.4)	$(6.6)	$1.7	$(98.4)	$(104.7)
Other comprehensive (loss) income before reclassifications	(4.6)	(0.6)	(0.2)	8.1	2.7
Amounts reclassified from AOCL(b)(c)	4.7	1.0	(0.1)	—	5.6
Net current period other comprehensive income (loss)	0.1	0.4	(0.3)	8.1	8.3
Ending balance	$(1.3)	$(6.2)	$1.4	$(90.3)	$(96.4)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the table are reflected net of applicable income taxes.
(b)The amounts reclassified from AOCL are recorded to product costs for losses and gains on cash flow hedges. The amounts reclassified from AOCL are recorded to other (income) expense related to defined benefit pension and other post-employment benefits.
(c)The Company recorded foreign exchange loss of $2.0 million and $0.2 million in the fiscal years ended September 30, 2025 and September 30, 2024, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

14.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company enters into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of September 30, 2025 and September 30, 2024 were not material.

Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge. For the qualifying derivative instruments that have been designated as cash flow hedges, the effective portion of the change in fair value is recorded through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the Consolidated Statements of Operations. Any ineffectiveness related to these instruments accounted for as hedges was not material for any of the periods presented. For derivative instruments that have not been designated as hedges, the entire change in fair value is recorded through earnings in the period of change.

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2025, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 31, 2026. As of September 30, 2025 and September 30, 2024, the Company had agreements in place to hedge forecasted natural gas purchases of 2.6 million and 2.3 million MMBtus, respectively.

On March 1, 2023, the Company de-designated its natural gas cash flow hedges related to its Ogden, Utah production facility as the Company did not believe these hedges were probable of being highly effective in the second fiscal quarter of 2023. Beginning March 1, 2023, the change in the derivative was recorded in other expense, net in the Consolidated Statements of

129	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Operations. The Company recorded expense related to the hedges that were de-designated of $0.0 million, $0.8 million, and $2.9 million in other expense, net, during the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively. Following the de-designation, these natural gas economic hedging instruments were recorded at fair value through earnings until settled. Substantially all other natural gas derivative instruments held by the Company as of September 30, 2025 and September 30, 2024 qualified and were designated as cash flow hedges. The Company recorded a net expense related to the natural gas cash flow hedges of $2.5 million, $4.7 million, and $4.7 million in Product costs, during the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively. As of September 30, 2025, the Company expects to reclassify from AOCL to earnings during the next twelve months $0.9 million of net losses on derivative instruments related to its natural gas hedges. Refer to Note 15. Fair Value Measurements for the estimated fair value of the Company’s natural gas derivative instruments as of September 30, 2025 and September 30, 2024.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	September 30, 2025	Consolidated Balance Sheet Location	September 30, 2025
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$6.2	Accrued expenses and other current liabilities	$7.1
Commodity contracts	Other assets	1.7	Other noncurrent liabilities	1.6
Total derivatives(a)		$7.9		$8.7
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $7.8 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

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

The following tables present activity related to accumulated other comprehensive (loss) income before taxes (in millions):

		Fiscal Year Ended September 30, 2025
Derivatives in Cash Flow Hedging Relationships	Location of Change Reclassified from AOCL into Income (Effective Portion)	Net Loss Recognized in AOCL on Derivatives (Effective Portion)	Net Loss Reclassified from AOCL into Income (Effective Portion)
Commodity contracts	Product cost	$(2.0)	$2.5
Total		$(2.0)	$2.5

130	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

		Fiscal Year Ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships	Location of Change Reclassified from AOCL into Income (Effective Portion)	Net Loss Recognized in AOCL on Derivatives (Effective Portion)	Net Loss Reclassified from AOCL into Income (Effective Portion)
Commodity contracts	Product cost	$(4.6)	$4.7
Total		$(4.6)	$4.7

15.    FAIR VALUE MEASUREMENTS

The Company’s financial instruments are measured and reported at their estimated fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (Level 1 inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (Level 2 inputs). Level 3 inputs are unobservable inputs that are not corroborated by market data.

Recurring Fair Value Measurements

The following table summarizes the fair value hierarchy for each type of instrument carried at fair value on a recurring basis (in millions):

	Fair Value Measurements at September 30, 2025
	Total Carrying Value at September 30, 2025	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)(b)	$3.5	$3.5	$—	$—
Derivatives designated as hedging instruments - natural gas instruments, net	7.9	—	7.9	—
Total assets	$11.4	$3.5	$7.9	$—
Liability Class:
Derivatives designated as hedging instruments - natural gas instruments, net	$(8.7)	$—	$(8.7)	$—
Liabilities related to non-qualified savings plan	(3.5)	(3.5)	—	—
Total liabilities	$(12.2)	$(3.5)	$(8.7)	$—
(a)Includes mutual fund investments of approximately 29% in the common stock of large-cap U.S. companies, 4% in the common stock of small to mid-cap U.S. companies, 2% in the common stock of international companies, 9% in bond funds, 20% in short-term investments and 36% in blended funds.
(b)The investments related to a non-qualified deferred compensation arrangement on behalf of certain members of management. The Company has a liability for the related-party transaction recorded in Other noncurrent liabilities for deferred compensation obligations.

131	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Fair Value measurements at September 30, 2024
	September 30, 2024	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)(b)	$3.1	$3.1	$—	$—
Derivatives not designated as hedging instruments - natural gas instruments, net	0.6	—	0.6	—
Total assets	$3.7	$3.1	$0.6	$—
Liability Class:
Derivatives designated as hedging instruments - natural gas instruments, net	$(1.9)	$—	$(1.9)	$—
Liabilities related to non-qualified savings plan	(3.1)	(3.1)	—	—
Total liabilities	$(5.0)	$(3.1)	$(1.9)	$—
(a)Includes mutual fund investments of approximately 35% in the common stock of large-cap U.S. companies, 5% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 10% in bond funds, 5% in short-term investments and 40% in blended funds.
(b)The investments related to a non-qualified deferred compensation arrangement on behalf of certain members of management. The Company has a liability for the related-party transaction recorded in Other noncurrent liabilities for deferred compensation obligation.

Valuation Techniques: The Company holds marketable securities associated with its deferred contribution and pre-tax savings plans, which are valued based on readily available quoted market prices. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and foreign exchange rates (see Note 14. Derivative Financial Instruments). The fair values of the natural gas and foreign currency derivative instruments are determined using market data of forward prices for all of the Company’s contracts.

Other Fair Value Measurements

The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value (in millions):

		Fair Value Measurements at September 30, 2025 Using
	Total Carrying Value at September 30, 2025	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
8.00% Senior Notes due June 2030	$650.0	$—	$680.1	$—
6.75% Senior Notes due December 2027	150.0	—	150.1	—

		Fair Value Measurements at September 30, 2024 Using
	Total Carrying Value at September 30, 2024	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Term Loan and Revolving Credit Facility	$383.9	$—	$379.1	$—
6.75% Senior Notes due December 2027	500.0	—	497.0	—

Valuation Techniques: Observable market-based inputs were used to estimate fair value for Level 2 inputs, based on available trading information. Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature.

132	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following fair value hierarchy table summarizes the Company’s assets that were written down to their fair value on a nonrecurring basis (in millions):

			Fair Value Measurements at the Measurement Date Using
	Measurement Date	Total Carrying Value at Measurement Date	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)	Total Gains (Losses)
Intangible assets, net
Definite-lived intangible assets(a)	March 31, 2025	$—	$—	$—	$—	$(53.0)
Definite-lived intangible assets(b)	March 22, 2024	$—	$—	$—	$—	$(15.6)
Indefinite-lived intangible assets(c)	September 3, 2024	$—	$—	$—	$—	$(17.6)
Property, plant, and equipment, net
Property, plant and equipment, net(d)	June 30, 2025	$—	$—	$—	$—	$(0.7)
Property, plant and equipment, net(e)	January 23, 2024	$—	$—	$—	$—	$(74.8)
Goodwill
Plant Nutrition goodwill(f)	March 31, 2024	$—	$—	$—	$—	$(51.0)
Fortress goodwill(f)	March 31, 2024	$—	$—	$—	$—	$(32.0)
(a)     On March 31, 2025, the Company recorded an impairment loss of $53.0 million related to definite-lived intangible asset after determining that no future cash flows were expected from these assets. As a result, the Fortress definite-lived intangible asset was assigned a fair value of zero using the income approach under ASC 820. Fair Value Measurement (see Note 2. Summary of Significant Accounting Policies).
(b)    On March 22, 2024, the Company recorded an impairment loss of $15.6 million related to definite-lived intangible asset associated with the magnesium chloride-related assets as a result of the evaluation using the income approach.
(c)    On September 3, 2024, the Company recorded an impairment loss of $17.6 million related to definitive-lived intangible asset water right, due to the Voluntary Agreement of donating non-production related water rights to be used by the State of Utah for lake conservation and preservation.
(d)    On June 30, 2025, Fortress-related property, plant and equipment, net with a carrying value of $0.7 million was written down to its fair value of $0, resulting in a loss on impairment, net of $0.7 million, due to no future expected use of property, plant and equipment, net at June 30. 2025.
(e)    On January 23, 2024, the Company terminated its pursuit of its lithium development. Consequently, the Company evaluated the capitalized assets, including site preparation, project engineering, equipment and material and capitalized labor and interest and recorded an impairment charge of $74.8 million.
(f)    On March 31, 2024, the Company performed the interim goodwill impairment test related to the Company’s Plant Nutrition segment, primarily due to decreases in projected future revenues and cash flows and an increase in discount rates due to the uncertain regulatory environment in Utah and recorded a goodwill impairment of $51.0 million. Following the impairment charge, there was no remaining goodwill balance for the Plant Nutrition reporting unit.
(g)     On March 31, 2024, the Company recorded a goodwill impairment loss of $32.0 million related to the Company’s Fortress reporting unit included in the Corporate and Other segment, primarily due to the changes in assumptions surrounding the magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Following the impairment charges, there was no remaining goodwill balance for the Fortress reporting unit.

In connection with the aforementioned impairments, the Company determined the estimated fair value for each reporting unit based on discounted cash flow projections (income approach), market values for comparable assets (market approach) or a combination of both. Under the income approach, the Company is required to make judgments about appropriate discount rates, long-term revenue growth rates and the amount and timing of expected future cash flows. The cash flows used in its estimates are based on the reporting unit's forecast, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. The Company’s estimates may differ from actual future cash flows. The risk adjusted discount rate used is consistent with the weighted average cost of capital of the Company’s peer companies and is intended to represent a rate of return that would be expected by a market participant. Under the market approach, market multiples are derived from market prices of stocks of companies in the Company’s peer group. The appropriate multiple is applied to the forecasted revenue and earnings before interest, taxes, depreciation and amortization of the reporting unit to obtain an estimated fair value.

133	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue growth rates, long-term operating margin, terminal growth rates, discount rate, and the selection of market multiples. The projected long term operating margin utilized in the Company’s fair value estimates is consistent with its operating plan and is dependent on the successful execution of its long-term business plan, overall industry growth rates and the competitive environment. In many of these estimates, the cash flows were zero due to the exiting of these businesses, and therefore, the estimations were limited. The discount rate could be adversely impacted by changes in the macroeconomic environment and volatility in the equity and debt markets. Although management believes its estimate of fair value is reasonable, if the future financial performance falls below expectations or there are unfavorable revisions to significant assumptions, or if the Company’s market capitalization declines, an additional non-cash goodwill or long-lived asset impairment charge may be required in a future period.

16.    NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted net (loss) income per share reflects the potential dilution that could occur under the more dilutive of either the treasury stock method or the two-class method for calculating the weighted-average number of outstanding common shares. Under the treasury stock method, potential shares of common stock include dilutive shares attributable to the assumed exercise of share options and vesting of RSUs and PSUs. Under the treasury stock method potential common shares outstanding are not included in the computation of diluted net (loss) income per share if their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net (loss) income per common share (in millions, except for share and per-share data):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Numerator:
Net (loss) income	$(79.8)	$(206.1)	$10.5
Less: Net income allocated to participating securities(a)	—	(0.2)	(0.3)
Net (loss) income available to common stockholders	$(79.8)	$(206.3)	$10.2

Denominator (in thousands):
Weighted average common shares outstanding, shares for basic net (loss) income per share	41,828	41,306	40,786
Weighted average effect of dilutive equity awards outstanding(b)	—	—	—
Shares for diluted earnings per share	41,828	41,306	40,786

Basic net (loss) income per common share	$(1.91)	$(4.99)	$0.25
Diluted net (loss) income per common share	$(1.91)	$(4.99)	$0.25
(a)Weighted participating securities include PSUs and RSUs that receive non-forfeitable dividends. Net income was allocated to participating securities of 667,000 and 476,000 for the fiscal years ended September 30, 2024 and September 30, 2023, respectively.
(b)The Company had 1,481,000, 1,286,000 and 1,264,000 weighted-average equity awards outstanding for fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively, that were anti-dilutive and not included in the calculation of diluted net (loss) income per common share.

17.    RELATED PARTY TRANSACTIONS

As discussed in Note 13. Stockholders’ Equity and Equity Instruments, on October 18, 2022, Koch, through its KM&T subsidiary, purchased common stock representing an ownership interest of approximately 17% of the outstanding common stock of the Company.

134	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

During the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, the Company recorded SOP sales of approximately $3.6 million, $3.4 million, and $4.3 million, respectively, to certain subsidiaries of Koch. As of September 30, 2025 and September 30, 2024, the Company had approximately $0.2 million and $0.3 million, respectively, of receivables from related parties on its Consolidated Balance Sheets. There were no outstanding amounts payable as of September 30, 2025 or September 30, 2024.

18.    SUBSEQUENT EVENT

Canadian Provincial Tax. In November 2025, the Company reached a settlement with a Canadian provincial tax authority regarding a tax dispute for fiscal years 2002 - 2018. The Canadian provincial tax authority had challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2019. The reassessments were the result of ongoing audits and total $209.8 million, including interest. The settlement resolved the dispute for tax years 2002 - 2018 for a total expected cash outlay of $10M, net of federal refunds and deductions associated with the agreed upon tax and interest. The total impacts of the settlement, net of federal benefits and subsequent year adjustments, as compared to the accrual recorded as of September 30, 2025 are expected to be immaterial. The settlement amount related to tax years 2002 - 2018 was paid in the first quarter of fiscal 2026 and the Company is in the process of amending the relevant tax returns to obtain the associated federal refunds. With the settlement, the bonds posted as collateral for the 2002-2018 period were released.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended (the Exchange Act)) under the supervision and with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting as described below in Management’s Report on Internal Controls Over Financial Reporting, the Company’s disclosure controls and procedures were ineffective as of September 30, 2025.

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

135	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2025, due to the material weaknesses in internal control over financial reporting. The Company, due to a limited allocation of trained, knowledgeable resources, did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including fraud risks associated with the necessary approval of transactions. Additionally, the Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that ensured complete, reliable information was made available to financial reporting personnel on a timely basis to fulfill their roles and responsibilities. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes.

The control deficiencies described above created a reasonable possibility that additional material misstatements to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2025.

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

136	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

During 2025, we have and are in the process of implementing a number of measures to address the material weaknesses that have been identified including the following:

•We are enhancing our risk assessment process to ensure it is sufficiently robust to identify and analyze all relevant risks of material misstatements, including fraud and the impact of significant changes in the business on the identification of risks and the related impacts to the design of controls.
•We hired additional accounting professionals who possess the requisite technical accounting and internal control over financial reporting knowledge.

•We are educating and training control owners regarding internal control processes and procedures.

•We implemented internal controls to ensure that all journal entries are properly approved, specifically we redesigned and implemented process level control activities over journal entries. We plan to test the operating effectiveness of these controls in the fiscal year ended September 30, 2026.

•We are designing and implementing balance sheet account reconciliation controls, including an approval process and additional process level controls, that includes the appropriate level of precision, support and documentation.

•We are establishing monitoring and oversight controls to identify non-recurring, complex transactions and designing and implementing process level controls to ensure the accuracy and completeness of our financial statements and related disclosures.

•We are in the process of redesigning our corporate organization structure to ensure effective information and communication across the organization and to support financial reporting processes and internal controls.

We will monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We expect to remediate the material weaknesses during the fiscal year ended September 30, 2026.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to take steps to remediate the material weaknesses in our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

In the fourth quarter of fiscal 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) of Compass Minerals International, Inc. adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. Additionally, Compass Minerals International, Inc. did not adopt or terminate any Rule 10b5-1 trading arrangement during the fourth quarter of fiscal 2025.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

137	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s executive officers is included in Part I to this Form 10-K under the caption “Information about our Executive Officers” and is incorporated herein by reference.

The information required by this item will be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” and “Board of Directors and Board Committees” in the Company’s proxy statement for its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Fiscal 2025 Non-Employee Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation Tables” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s equity compensation plans will be included under the caption “Executive Compensation Tables” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Corporate Governance—Review and Approval of Transactions with Related Persons” and “Board of Directors and Board Committees—Director Independence” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Proposal 4—Ratification of Appointment of Independent Auditors” in the 2026 Proxy Statement and is incorporated herein by reference.

138	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
September 30, 2025, 2024 and 2023

Description (in millions)	Balance at the Beginning of the Period	Additions Charged to Expense	Deductions(1)	Balance at the End of the Period
Deducted from Receivables — Allowance for Credit Losses
September 30, 2025	$3.6	$3.5	$(4.9)	$2.2
September 30, 2024	2.3	3.5	(2.2)	3.6
September 30, 2023	3.4	2.2	(3.3)	2.3
Deducted from Deferred Income Taxes — Valuation Allowance
September 30, 2025	$167.3	$33.1	$(1.5)	$198.9
September 30, 2024	121.2	46.2	(0.1)	167.3
September 30, 2023	109.9	12.1	(0.8)	121.2
(1)Deduction for purposes for which reserve was created.

139	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(3) List of Exhibits:

Exhibit No.	Description of Exhibit
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

4.2	Form of 6.750% Senior Note due 2027 (included in Exhibit 1 to Exhibit 4.1).
4.3	Description of Securities (incorporated by reference to Exhibit 4.5 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).
4.4
Indenture, dated June 16, 2025, respecting Compass Minerals International, Inc.’s 8.000% Senior Notes due 2030, by and among Compass Minerals International, Inc., the subsidiary guarantors named therein and Computershare Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

4.5	Form of 8.000% Senior Notes due 2030 (included in Exhibit A to Exhibit 4.4 hereof).
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

140	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
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

10.9
Amendment No. 1, dated March 27, 2024, to the Credit Agreement dated as of April 20, 2016 as amended and restated as of November 26, 2019 and as further amended and restated as of May 5, 2023, among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on March 27, 2024).

10.10
Amendment No. 2, dated August 12, 2024, to the Credit Agreement dated as of April 20, 2016 as amended and restated as of November 26, 2019, as further amended and restated as of May 5, 2023 and as further amended as of March 27, 2024, among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 16, 2024).

10.11
Amendment No. 3, dated September 13, 2024, to the Credit Agreement dated as of April 20, 2016 as amended and restated as of November 26, 2019, as further amended and restated as of May 5, 2023, as further amended as of March 27, 2024 and as further amended on August 12, 2024, among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on September 19, 2024).

10.12
Amendment No. 4, dated December 12, 2024, to the Credit Agreement dated as of April 20, 2016 as amended and restated as of November 26, 2019, as further amended and restated as of May 5, 2023, as further amended as of March 27, 2024, as further amended on August 12, 2024 and as further amended on September 13, 2024, among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024).

10.13
Amendment No. 5, dated June 16, 2025, to the Credit Agreement dated as of April 20, 2016 as amended and restated as of November 26, 2019, as further amended and restated as of May 5, 2023, as further amended as of March 27, 2024, as of August 12, 2024, as of September 13, 2024 and as of December 12, 2024, by and among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

10.14
Receivables Financing Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc., PNC Bank, National Association, the lenders party thereto and PNC Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

10.15
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

141	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
10.16
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

10.17
Third Amendment, dated March 27, 2024, to the Receivables Financing Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc., PNC Bank, National Association, the lenders party thereto and PNC Capital Markets, LLC (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2024).

10.18
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

10.19
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

10.20
Purchase and Sale Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc. and Compass Minerals USA Inc. (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

10.21
First Amendment, dated June 27, 2022, to the Purchase and Sale Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc. and Compass Minerals USA Inc. (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.22
Performance Guaranty, dated June 30, 2020, made by Compass Minerals International, Inc. in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

10.23+
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

10.25+
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

10.28+
Non-Employee Director Compensation Policy, effective May 14, 2020 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.29+
Summary of Non-Employee Director Compensation, as of January 1, 2024 (incorporated by reference to Exhibit 10.32 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

10.30*+	Summary of Non-Employee Director Compensation, as of January 1, 2026.
10.31+
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on March 26, 2009).

10.32+
Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-203922).

10.33+
Amendment No. 1 to the Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on November 19, 2018).

10.34+
Compass Minerals International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-238252, filed on May 14, 2020).

142	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
10.35+
First Amendment to the Compass Minerals International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.36+
Second Amendment to the Compass Minerals International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 99.3 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-283200).

10.37*+	Third Amendment to the Compass Minerals International, Inc. 2020 Incentive Award Plan.
10.38+	2020 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.39*+	Fiscal 2025 Form of Restricted Stock Unit Grant Notice (RSU).
10.40+
Fiscal 2022 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.42 to Compass Minerals International, Inc.'s Transition Report on Form 10-KT for the nine months ended September 30, 2021).

10.41+
Fiscal 2023 Form of Performance Stock Unit Grant Notice (PSU) (incorporated by reference to Exhibit 10.50 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

10.42*+	Fiscal 2025 Form of Performance Stock Unit Grant Notice (PSU).
10.43+
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

10.45+
2020 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).

10.46+
2022 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated herein by reference to Exhibit 10.53 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed on December 14, 2022).

10.47+
Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.46 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2017).

10.48+
Addendum to Claims Procedure, effective April 1, 2018, to Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.49+	2020 Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.50+
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

10.52+
Amended and Restated Employment Agreement, dated August 5, 2022, between Compass Minerals International, Inc. and Kevin S. Crutchfield (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 8, 2022).

10.53+
Performance Stock Unit Grant Notice (aTSR), dated August 5, 2022, between Compass Minerals International, Inc. and Kevin S. Crutchfield (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 8, 2022).

10.54+
Letter Agreement, effective July 15, 2019, between Compass Minerals International, Inc. and George J. Schuller, Jr. (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

10.55+
Form of Final Release and Waiver of Claims between Compass Minerals International Inc. and S. Bradley Griffith (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on October 27, 2021).

143	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
10.56+
Separation and Consulting Agreement, dated January 15, 2024, between Compass Minerals International Inc. and Kevin Crutchfield (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 16, 2024).

10.57+
Employment Agreement, dated January 16, 2024, between Compass Minerals International Inc. and Edward C. Dowling Jr. (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 16, 2024).

10.58+
Form of Final Release and Waiver of Claims between Compass Minerals International, Inc. and James D. Standen (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 16, 2024).

10.59+
Form of Final Release and Waiver of Claims between Compass Minerals International, Inc. and Lorin Crenshaw (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on June 10, 2024).

10.60+
2024 Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.79 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024).

19	Insider Securities Trading Policy (incorporated herein by reference to Exhibit 19 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).
21.1*	Subsidiaries of Registrant.
23.1*	Consent of KPMG LLP.
23.2*	Consent of Ernst & Young LLP.
23.3*	Consent of Joseph Havasi, Qualified Person.
24.1*	Power of Attorney.
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Certifications of Edward C. Dowling, Jr. (President and Chief Executive Officer and Director), and Peter Fjellman (Chief Financial Officer) furnished pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

97.1
Clawback Policy, adopted as of October 2, 2023 (incorporated by reference to Exhibit 97 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

97.2*	Compensation Recoupment Policy, adopted and effective as of May 13, 2025.
101**
The following financial statements from the Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements, and (vii) document and entity information tagged as blocks of text and including detailed tags.

104**	Cover Page Interactive Data File (formatted as Inline XBRL contained in Exhibit 101).
*    Filed or furnished herewith, as applicable.
**    Submitted electronically with this Form 10-K.
+    Management contracts and compensatory plans or arrangements.
†    Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the U.S. Securities and Exchange Commission upon request.

ITEM 16.    FORM 10-K SUMMARY

None.

144	2025 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

December 11, 2025	By:	/s/ Peter Fjellman
Peter Fjellman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2025.

	Signature	Capacity

	/s/ Edward C. Dowling, Jr.	President and CEO and Director
	Edward C. Dowling, Jr.	(Principal Executive Officer)

	/s/ Peter Fjellman	Chief Financial Officer
	Peter Fjellman	(Principal Financial Officer)

	/s/ Ashley Ward	Chief Accounting Officer
	Ashley Ward	(Principal Accounting Officer)

	*	Director
Richard P. Dealy

	*	Director
Vance O. Holtzman

	*	Director
Gareth T. Joyce

	*	Director
Melissa M. Miller

	*	Director
Joseph E. Reece

	*	Director
Shane T. Wagnon

	*	Director
Lori A. Walker

* By:	/s/ Jim Hughes
Jim Hughes
Attorney-in-Fact

145	2025 FORM 10-K