Form 10-Q
period 2025-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2026-02-06
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of January 30, 2026, was 41,863,273 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	December 31, 2025	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$46.7	$59.7
Receivables, less allowance for credit losses and rebates of $3.4 and $2.2 at December 31, 2025 and September 30, 2025, respectively	278.6	179.6
Inventories, less allowance of $6.6 and $7.7 at December 31, 2025 and September 30, 2025, respectively	258.4	312.0
Other current assets	48.5	20.9
Total current assets	632.2	572.2
Property, plant and equipment, net	766.2	770.1
Intangible assets, net	23.7	23.8
Goodwill	6.0	6.0
Other noncurrent assets	98.6	147.3
Total assets	$1,526.7	$1,519.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100.6	$96.0
Accrued salaries and wages	16.6	26.4
Current portion of finance lease liabilities	6.9	7.9
Income taxes payable	—	5.6
Accrued interest	1.6	19.0
Accrued expenses and other current liabilities	118.0	110.7
Total current liabilities	243.7	265.6
Long-term debt, net of current portion	883.6	832.2
Finance lease liabilities, net of current portion	6.4	7.6
Deferred income taxes, net	59.1	53.9
Other noncurrent liabilities	73.4	126.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at December 31, 2025 and September 30, 2025	0.4	0.4
Additional paid-in capital	431.9	430.0
Treasury stock, at cost — 371,828 shares at December 31, 2025 and 497,420 shares at September 30, 2025	(11.6)	(10.8)
Accumulated deficit	(59.0)	(77.6)
Accumulated other comprehensive loss	(101.2)	(107.9)
Total stockholders’ equity	260.5	234.1
Total liabilities and stockholders’ equity	$1,526.7	$1,519.4
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended December 31,
	2025	2024
Sales	$396.1	$307.2
Shipping and handling cost	112.1	80.6
Product cost	220.8	192.3
Gross profit	63.2	34.3
Selling, general and administrative expenses	26.6	33.3
Other operating expense	—	0.5
Operating income	36.6	0.5

Other expense (income):
Interest income	(0.3)	(0.4)
Interest expense	18.1	16.9
Loss (gain) on foreign exchange	2.1	(5.2)
Other expense, net	0.3	3.1
Net income (loss) before income taxes	16.4	(13.9)
Income tax (benefit) expense	(2.2)	9.7
Net income (loss)	$18.6	$(23.6)

Basic net income (loss) per common share	$0.43	$(0.57)
Diluted net income (loss) per common share	$0.43	$(0.57)

Weighted-average common shares outstanding (in thousands):
Basic	42,083	41,441
Diluted	42,267	41,441
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended December 31,
	2025	2024
Net income (loss)	$18.6	$(23.6)
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.1) for both the three months ended December 31, 2025 and December 31, 2024	0.2	0.2
Unrealized loss from change in other postretirement benefits, net of tax of $0.0 for both the three months ended December 31, 2025 and December 31, 2024	—	(0.1)
Unrealized loss on cash flow hedges, net of tax of $0.0 for both the three months ended December 31, 2025 and December 31, 2024	(0.5)	(0.3)
Unrealized foreign currency translation adjustments	7.0	(33.3)
Other comprehensive income (loss)	6.7	(33.5)
Total comprehensive income (loss)	$25.3	$(57.1)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2025	$0.4	$430.0	$(10.8)	$(77.6)	$(107.9)	$234.1
Total comprehensive income	—	—	—	18.6	6.7	25.3
Shares issued for stock units, net of shares withheld for taxes	—	(0.4)	(0.8)	—	—	(1.2)
Stock-based compensation	—	2.3	—	—	—	2.3
Balance, December 31, 2025	$0.4	$431.9	$(11.6)	$(59.0)	$(101.2)	$260.5

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2024	$0.4	$420.6	$(10.2)	$2.2	$(96.4)	$316.6
Total comprehensive loss	—	—	—	(23.6)	(33.5)	(57.1)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.2)	—	—	(0.4)
Stock-based compensation	—	3.9	—	—	—	3.9
Balance, December 31, 2024	$0.4	$424.3	$(10.4)	$(21.4)	$(129.9)	$263.0
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$18.6	$(23.6)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	26.4	26.8
Amortization of deferred financing costs	1.0	0.8
Non-cash portion of stock-based compensation	2.3	3.9
Deferred income taxes	4.5	2.7
Unrealized foreign exchange loss (gain)	2.1	(5.7)
Other, net	1.7	(0.9)
Changes in operating assets and liabilities:
Receivables	(98.8)	(61.3)
Inventories	51.7	39.1
Other assets	21.6	(2.0)
Accounts payable and accrued expenses and other current liabilities	(13.6)	9.1
Other liabilities	(54.5)	7.0
Net cash used in operating activities	(37.0)	(4.1)
Cash flows from investing activities:
Capital expenditures	(22.8)	(21.8)
Other, net	(0.5)	(0.4)
Net cash used in investing activities	(23.3)	(22.2)
Cash flows from financing activities:
Borrowings under revolving credit facility	47.0	140.3
Repayments under revolving credit facility	(37.0)	(100.8)
Proceeds from issuance of long-term debt	42.8	19.6
Principal payments on long-term debt	(2.1)	(1.6)
Payment of deferred financing costs	—	(2.4)
Shares withheld to satisfy employee tax obligations	(1.2)	(0.4)
Other, net	(2.4)	(1.6)
Net cash provided by financing activities	47.1	53.1
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.2)
Net change in cash and cash equivalents	(13.0)	25.6
Cash and cash equivalents, beginning of the year	59.7	20.2
Cash and cash equivalents, end of period	$46.7	$45.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$34.4	$23.4
Income taxes paid, net of refunds	$28.7	$8.0
Non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.9	$6.8
Right-of use assets obtained in exchange for new finance lease liabilities	$—	$6.0
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

The accompanying condensed consolidated balance sheet as of September 30, 2025, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“2025-K”). In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations.

Accounting Pronouncements Issued Not Yet Adopted

Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures by requiring consistent categories and additional disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, and is effective for the Company beginning in the annual report for the fiscal year ended September 30, 2026. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

Interim Reporting. In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), to improve the guidance for interim reporting and clarify when that guidance is applicable. This ASU provides a comprehensive list of required interim disclosures and also requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. For the Company, the guidance becomes effective in the first interim period of the fiscal year ended September 30, 2029. Early adoption is permitted. Management is currently evaluating ASU 2025-11 to determine its impact on the Company’s disclosures.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
2.    REVENUES

Disaggregation of Revenue

Revenue is disaggregated in the following table by timing of revenue recognition (in millions):

	Three Months Ended December 31,
	2025	2024
Timing of revenue recognition:
Products and services transferred at a point in time	$393.3	$304.6
Products and services transferred over time(a)	2.8	2.6
Total revenues	$396.1	$307.2
(a)     Amounts include records management business utilizing excavated areas of its Winsford salt mine with one other location in London, England.

For disaggregation of sales by segment and type, see Note 8. Operating Segments.

Receivables

The following table provides the balances of receivables (in millions):

	December 31, 2025	September 30, 2025
Current Assets:
Receivables related to contracts with customers	$226.4	$127.3
Miscellaneous receivables(a)	52.2	52.3
Total receivables	$278.6	$179.6
(a)Refer to Note 7. Commitments and Contingencies for additional information.

Deferred Revenue

Deferred revenue represents collections under non-cancellable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. Deferred revenue included in Accrued expenses and other current liabilities as of both December 31, 2025 and September 30, 2025 was approximately $1.6 million. Of the total deferred revenues in the Condensed Consolidated Balance Sheet as of September 30, 2025 that were reclassified to revenue as the result of performance obligations being satisfied during the three months ended December 31, 2025 was de minimis.

3.    INVENTORIES

Inventories consist of the following (in millions):

	December 31, 2025	September 30, 2025
Finished goods	$162.5	$219.1
Work in process	5.9	5.9
Raw materials and supplies(a)	90.0	87.0
Total inventories	$258.4	$312.0
(a)Excludes certain raw materials and supplies of $33.2 million and $33.0 million as of December 31, 2025 and September 30, 2025, respectively, that are not expected to be consumed within the next twelve months, included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
4.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consists of the following (in millions):

	December 31, 2025	September 30, 2025
Land, buildings and structures, and leasehold improvements	$559.1	$554.1
Machinery and equipment	1,171.9	1,154.9
Office furniture and equipment	24.0	23.9
Mineral interests	169.8	169.1
Construction in progress	53.5	51.6
	1,978.3	1,953.6
Less: accumulated depreciation and depletion	(1,212.1)	(1,183.5)
Property, plant and equipment, net	$766.2	$770.1

The following table provides supplemental non-cash activities (in million):

	Three Months Ended December 31,
	2025	2024
Purchases of Property, plant and equipment in Accounts payable	$5.5	$2.7
Purchases of Property, plant and equipment in Accrued expenses and other current liabilities	4.4	4.0
Transfers of Property, plant and equipment from Inventory	3.1	0.4

5.    INCOME TAXES

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), nondeductible executive compensation over $1 million, foreign income, mining and withholding taxes, base erosion and anti-abuse tax, and valuation allowances recorded on deferred tax assets.

The effective tax rates applied to the three months ended December 31, 2025 were determined by excluding the U.S. losses from the overall estimated annual effective tax rate computations and a separate estimated annual effective tax rate was computed and applied to the ordinary U.S. losses.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, during the three months ended December 31, 2025, no change in valuation allowance has been recorded to recognize the portion of the U.S. deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of both December 31, 2025 and September 30, 2025, the Company had $80.5 million of gross federal NOL carryforwards that have no expiration date and $7.1 million at both December 31, 2025 and September 30, 2025 of net operating tax-effected state NOL carryforwards which expire beginning in 2031.

In November 2025, the Company reached a settlement with a Canadian provincial tax authority regarding a tax dispute for fiscal years 2002 through 2018. The Canadian provincial tax authority had challenged tax positions claimed by one of the Company’s Canadian subsidiaries and issued tax reassessments for fiscal years 2002 through 2020. The reassessments were the result of ongoing audits and totaled $209.8 million, including interest as of September 30, 2025.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The settlement resolved the dispute for tax years 2002 through 2018. In connection with the settlement, the Company has also revised its mining tax calculations for tax years subsequent to 2018 consistent with the principles agreed to in the settlement agreement. The Company is in the process of amending the relevant tax returns to obtain the associated federal and provincial refunds. The total net expected cash outlay, after taking into account expected federal refunds and deductions associated with the agreed upon tax and interest as well as estimated subsequent tax year impacts is $8.2 million. Additionally, the settlement and other updates to uncertain tax positions resulted in an overall tax benefit of $6.2 million, for the three months ended December 31, 2025.

The Company previously paid $35.8 million over a period of several years to the Canadian tax authorities as a deposit, which was recorded in Other noncurrent assets in the Consolidated Balance Sheets. The deposit was previously required to be paid by the Company to proceed with future appeals or litigation and was subsequently applied to the amount due at settlement. The remaining settlement amount of $24.8 million related to tax years 2002 through 2018 was paid during the three months ended December 31, 2025.

The additional impacts of the settlement on the Consolidated Balance Sheets at December 31, 2025, as compared to September 30, 2025, included an increase of $21.9 million in Other current assets, due to expected federal refunds from amended returns to be filed; a decrease in Other noncurrent assets of $47.1 million, primarily due to the application of the deposit to the amount of the total settlement; and a decrease in Other noncurrent liabilities of $56.2 million, due to the change in reserves for uncertain tax positions. With the settlement, the performance bonds of $157.4 million posted as collateral for the 2002 through 2018 period were released.

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the “One Big Beautiful Bill Act of 2025” (“OBBBA”), which includes both tax and non-tax provisions. While the Company will realize some benefit from the relaxing of interest deduction limitations, the Company does not view the legislation to significantly impact its income tax profile.

6.    LONG-TERM DEBT AND FINANCE LEASE LIABILITIES

Total long-term carrying value of debt and finance lease liabilities consists of the following (in millions):

	December 31, 2025	September 30, 2025
Secured Debt:
Revolving Credit Facility due May 2028	$10.0	$—
Subordinated Debt:
8.00% Senior Notes due July 2030	650.0	650.0
6.75% Senior Notes due December 2027	150.0	150.0
Accounts Receivable Securitization Facility expires March 2027	86.5	45.8
Total principal amount of debt	896.5	845.8
Finance lease liabilities	13.3	15.5
Unamortized deferred financing costs	(12.9)	(13.6)
Total carrying value of debt and finance lease liabilities	896.9	847.7
Current portion of finance lease liabilities	(6.9)	(7.9)
Total long-term carrying value of debt and finance lease liabilities	$890.0	$839.8

8.00% Senior Notes due 2030

On June 16, 2025, the Company issued $650.0 million aggregate principal amount of its 8.00% Senior Notes due 2030 in a private offering, pursuant to an indenture, dated June 16, 2025 (the “2030 Notes”), among the Company, the subsidiary guarantors named therein and Computershare Trust Company, N.A., as trustee. The 2030 Notes are senior unsecured obligations, with interest payable semi-annually on January 1 and July 1. The 2030 Notes are guaranteed by certain of the Company’s domestic subsidiaries. The 2030 Notes will mature on July 1, 2030. The Company incurred $13.0 million in deferred financing costs, including arrangement, legal and other fees, and will be amortized to interest expense over the 5-year term of the 2030 Notes.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The indenture governing the 2030 Notes contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

6.75% Senior Notes due 2027

In November 2019, the Company issued $500.0 million aggregate principal amount of it 6.75% Senior Notes due December 2027 (the “2027 Notes”), which are subordinate to the 2023 Credit Agreement borrowings. The 2027 Notes are unsecured obligations and are guaranteed by certain of the Company’s domestic subsidiaries. Interest on the 2027 Notes is due semi-annually in June and December. The 2027 Notes mature on December 1, 2027 and are subordinated to all existing and future indebtedness.

The indenture governing the 2027 Notes contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

Accounts Receivable Securitization Facility

On June 30, 2020, certain of the Company’s U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility (the “AR Facility”) of up to $100.0 million with PNC Bank, National Association (“PNC”), as administrative agent and lender, and PNC Capital markets, LLC, as structuring agent. The AR Facility was further amended by the First Amendment to the AR Facility, dated as of June 27, 2022, the Second Amendment to the AR Facility, dated as of January 31, 2023, the Third Amended to the AR Facility, dated as of March 27, 2024 (extending the AR facility to March 2027), the Fourth Amended to the AR Facility, dated as of August 12, 2024, and the Fifth Amendment to the AR Facility, dated as of September 13, 2024.

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

Amended and Restated Credit Agreement

The Company is party to its 2023 Credit Agreement, dated April 20, 2016 (as amended and restated as of November 26, 2019, as amended and restated as of May 5, 2023, as further amended by the First Amendment to the Credit Agreement, dated as March 27, 2024, the Second Amendment to the Credit Agreement, dated as of August 12, 2024, the Third Amendment to the Credit Agreement, dated as of September 13, 2024, the Fourth Amendment to the Credit Agreement, dated as of December 12, 2024, and the Fifth Amendment, dated as of June 16, 2025), (together the “Amended and Restated 2023 Credit Agreement”).

The Fifth Amendment, dated as of June 16, 2025 under the Amended and Restated 2023 Credit Agreement, among other things, fixed the aggregate revolving commitments at $325.0 million. The revolving credit facility under the Amended and Restated 2023 Credit Agreement is secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries.

As of December 31, 2025, the Company had borrowings of $10.0 million outstanding under the revolving credit facility. Also, as of December 31, 2025, outstanding letters of credit totaling $20.0 million further reduced the available borrowing capacity under the Company’s $325.0 million revolving credit facility to $295.0 million. Borrowings, if any, accrue interest at a rate per annum based on, at the Company’s option, the Adjusted Term SOFR Rate, Adjusted EURIBO Rate, Canadian Prime Rate, or Sterling Overnight Index Average, plus applicable margin. As of December 31, 2025, the weighted average interest rate on the revolving credit facility borrowings under the Amended and Restated 2023 Credit Agreement was approximately 6.5%.

Covenant Compliance

As of December 31, 2025, the Company was in compliance with its covenants.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
7.    COMMITMENTS AND CONTINGENCIES

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

Management cannot predict the outcome of legal claims and proceedings with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial position given current insurance coverage, except as otherwise described in this Note 7.

On February 1, 2023, a shareholder derivative lawsuit was filed in the District of Kansas by an individual shareholder, purportedly on behalf of the Company. The lawsuit alleged that certain directors and executives breached their fiduciary duties to shareholders by failing to prevent the dissemination of misstatements and omissions from October 30, 2017 to November 18, 2018. On October 30, 2024, an additional shareholder derivative lawsuit was filed in the District of Kansas by an individual shareholder, purportedly on behalf of the Company. The lawsuit alleged that certain directors and executives breached their fiduciary duties to shareholders by willfully or recklessly causing the Company to make false and/or misleading statements and/or omissions of material fact from October 31, 2017 to October 21, 2022. On February 28, 2025, this matter was consolidated with the derivative matter filed on February 1, 2023. On May 27, 2025, the parties reached an agreement in principle to resolve the consolidated derivative lawsuit in exchange for the Company’s agreement to adopt certain corporate governance reforms. A motion for final approval of the settlement was filed with the court on September 2, 2025. On October 14, 2025, the court held a hearing at which it approved the settlement, including fees and expenses awarded to lead counsel and plaintiffs. Insurers for the defendant directors and executives thereafter made their respective payments for the full amount of the awarded fees and expenses pursuant to their commitments and in accordance with the court’s order and the settlement agreement.

On April 24, 2024, a putative securities class action was filed in the United States District Court for the District of Kansas. The complaint alleged that the Company and certain individuals made materially false and misleading statements regarding Fortress North America, the Company’s former fire retardant business, and that shareholders were damaged by these statements. On December 12, 2024, the court appointed lead plaintiff and counsel. Plaintiffs filed an Amended Complaint on February 10, 2025. The parties have executed the settlement agreement dated June 30, 2025, to resolve the matter, which settlement was consented to by the Company’s insurers. On January 7, 2026, the court granted final approval of the settlement for $4.9 million, of which approximately $1.0 million of the settlement was paid by the Company.

On October 30, 2024, a shareholder derivative lawsuit was brought against certain current and former officers and directors of the Company, purportedly on behalf of the Company. The lawsuit alleges that from November 29, 2023 to March 22, 2024, certain current and former officers and directors willfully or recklessly caused the Company to make false and/or misleading statements and/or omissions of material fact regarding the Company’s fire retardant business. On April 9, 2025, an additional derivative lawsuit was brought against certain current and former officers and directors of the Company, purportedly on behalf of the Company. The lawsuit alleges that certain current and former officers and directors caused Compass Minerals to make misleading statements regarding the Company’s fire retardant business. In an order dated June 3, 2025, the court consolidated the two derivative actions for the discovery phase of the actions. On July 30, 2025, the plaintiffs in the consolidated derivative action filed a verified amended consolidated shareholder derivative complaint asserting claims that certain statements made between February 8, 2023 and March 25, 2024 about the Company’s fire retardant business were false and/or misleading. The parties have executed a settlement agreement dated October 24, 2025, to resolve the derivative actions, subject to obtaining court approval. Pursuant to the settlement agreement, the Company will implement certain corporate governance reforms as specified therein, and the Company’s insurers have agreed to pay legal fees and expenses to plaintiffs’ counsel. The court granted preliminary approval of the settlement on December 10, 2025, and scheduled a hearing for final approval for February 20, 2026.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
the United States, supervised by the FDA, is complete, and the matter is closed with FDA. The CFIA has conducted a follow-up inspection of the Goderich Plant to verify compliance with regulatory requirements and identified no non-compliances.

As of December 31, 2025 and September 30, 2025, the Company recorded liabilities of $53.7 million and $51.8 million, respectively, included in Accrued expenses and other current liabilities, and estimated insurance recoveries of $47.7 million and $47.0 million, respectively, included in Receivables, in the Condensed Consolidated Balance Sheets associated with the recall matters described above, in addition to all other legal, environmental, and administrative proceedings.

8.    OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. For the three months ended December 31, 2025 and December 31, 2024, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting primarily of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softening and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP. The results of operations for the Company’s records management businesses are included in Corporate and Other in the tables below.

The chief operating decision maker (“CODM”) is the Company’s President and Chief Executive Officer. The primary measure of segment profit or loss used by the CODM to regularly evaluate performance, make key operating decisions and determine resource allocation of and among each operating segment is operating income.

Segment information is as follows (in millions):

Three Months Ended December 31, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$331.5	$60.8	$3.8	$396.1
Intersegment sales	—	1.0	(1.0)	—
Shipping and handling cost	103.8	8.3	—	112.1
Product cost	172.0	46.3	2.5	220.8
Gross profit	55.7	6.2	1.3	63.2
Selling, general and administrative expenses	6.6	0.8	19.2	26.6
Operating income (loss)	49.1	5.4	(17.9)	36.6

Depreciation, depletion and amortization	18.1	7.4	0.9	26.4
Total assets (as of end of period)	1,020.1	360.1	146.5	1,526.7
Capital expenditures	17.0	5.2	0.6	22.8

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Three Months Ended December 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$242.2	$61.4	$3.6	$307.2
Intersegment sales	—	3.2	(3.2)	—
Shipping and handling cost	71.3	9.3	—	80.6
Product cost	134.1	54.4	3.8	192.3
Gross profit (loss)	36.8	(2.3)	(0.2)	34.3
Selling, general and administrative expenses	7.4	0.8	25.1	33.3
Other operating expense	—	—	0.5	0.5
Operating income (loss)	29.4	(3.1)	(25.8)	0.5

Depreciation, depletion and amortization	17.5	7.5	1.8	26.8
Total assets (as of end of period)	1,092.4	388.1	240.4	1,720.9
Capital expenditures	16.2	4.6	1.0	21.8

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended December 31, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$210.8	$—	$—	$210.8
Consumer & Industrial Salt	120.7	—	—	120.7
SOP	—	61.8	—	61.8
Eliminations & Other	—	(1.0)	3.8	2.8
Sales to external customers	$331.5	$60.8	$3.8	$396.1

Three Months Ended December 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$138.1	$—	$—	$138.1
Consumer & Industrial Salt	104.1	—	—	104.1
SOP	—	64.6	—	64.6
Eliminations & Other	—	(3.2)	3.6	0.4
Sales to external customers	$242.2	$61.4	$3.6	$307.2
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

9.    STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

Equity Compensation Awards

The 2020 Incentive Award Plan (as amended from time to time, the “2020 Plan”) provides for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, deferred stock units and other equity-based awards.

Stock-based compensation expense recorded in selling, general and administrative expenses in the Consolidated Statements of Operations was $2.3 million and $3.9 million for the three months ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, there was approximately $13.5 million of total estimated unrecognized compensation cost, assuming attainment of the performance target estimates, related to stock-based compensation arrangements expected to be recognized over a weighted average period of approximately 1.9 years.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Non-Employee Director Compensation. Non-employee directors may defer all or a portion of the fees payable for their service into deferred stock units, equivalent to the value of the Company’s common stock. The annual fees related to the director’s equity compensation were granted in deferred stock units or restricted stock units and will vest on the earlier of the day immediately preceding the Issuer's next annual meeting (as long as the meeting is held at least 50 weeks from the grant date) and the first anniversary of the grant date. In relation to these annual fees, the Company granted a pro-rata share of 5,392 RSUs to new directors during the three months ended December 31, 2025. Additionally, as dividends are declared on the Company’s common stock, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the Board of Directors, based upon the director’s annual election. During the three months ended December 31, 2025, common shares of 6,641 were issued from treasury shares for director compensation related to quarterly fees payable and 2,260 deferred stock units.

RSUs. During the three months ended December 31, 2025, the Company granted 446,396 RSUs which vest after one to three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared. The closing stock price on the date of each grant was used to determine the fair value of RSUs.

PSUs. During the three months ended December 31, 2025, the Company granted 182,071 PSUs based upon certain performance criteria and metrics (“2026 Scorecard PSUs”). The actual number of shares of common stock that may be earned with respect to 2026 Scorecard PSUs is calculated based upon the attainment of certain thresholds for free cash flow and return on capital employed during each year of the three-year performance period and may range from 0% to 200% for each measure. Additionally, a modifier will increase or decrease the payout by 20% based upon relative total shareholder return against the Company’s peer group.

To estimate the fair value of the 2026 Scorecard PSUs on the grant date, the Company used a Monte-Carlo simulation model. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the peer group. The input for the expected stock price volatility was 48%. In addition, the Company used inputs for the risk-free rate of 3.5%, expected dividend yield of 0%, and the Company’s closing stock price on the grant date to estimate the fair value of the 2026 Scorecard PSUs. The Company will adjust the expense of the 2026 Scorecard PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the vesting period.

Options. Substantially all of the stock options granted vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years. Options do not have dividend or voting rights. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock.

The following table summarizes stock-based compensation activity during the three months ended December 31, 2025:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2025	107,261	$63.43	828,922	$15.34	316,480	$16.89
Granted	—	—	446,396	17.83	182,071	19.37
Released from restriction(b)	—	—	(185,719)	17.07	—	—
Cancelled/expired	(794)	67.50	(781)	15.85	—	—
Outstanding at December 31, 2025	106,467	$63.40	1,088,818	$16.11	498,551	$17.22
(a)Until the performance period is completed, PSUs are included in the table at the target level at their grant date and at that target level represents one share of common stock per PSU.
(b)The Company paid taxes for restricted unit withholdings of approximately $1.2 million during the three months ended December 31, 2025.

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

Three Months Ended December 31, 2025(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(0.8)	$(6.3)	$1.8	$(102.6)	$(107.9)
Other comprehensive loss before reclassifications(b)	(1.0)	—	—	7.0	6.0
Amounts reclassified from AOCL(c)	0.5	0.2	—	—	0.7
Net current period other comprehensive income (loss)	(0.5)	0.2	—	7.0	6.7
Ending balance	$(1.3)	$(6.1)	$1.8	$(95.6)	$(101.2)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange loss of $1.4 million in the three months ended December 31, 2025, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.
(c)The amounts reclassified from AOCL to expense (income) impacted the product cost line item in the Consolidated Statements of Operations.

10.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company enters into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Condensed Consolidated Balance Sheets and the balances were not material as of December 31, 2025 and September 30, 2025.

Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge. For the qualifying derivative instruments that have been designated as cash flow hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the Condensed Consolidated Statements of Operations. Any ineffectiveness related to these instruments accounted for as hedges was not material for any of the periods presented. For derivative instruments that have not been designated as hedges, the entire change in fair value is recorded through earnings in the period of change.

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2025, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 31, 2026. As of December 31, 2025 and September 30, 2025, the Company had agreements in place to hedge forecasted natural gas purchases of 2.0 million and 2.6 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of December 31, 2025 and September 30, 2025 qualified and were designated as cash flow hedges. The Company recorded a net expense related to the natural gas cash flow hedges of $0.5 million and $0.6 million in

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Product costs, during the three months ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, the Company expects to reclassify from AOCL to earnings during the next twelve months $1.3 million of net losses on derivative instruments related to its natural gas hedges. Refer to Note 11. Fair Value Measurements for the estimated fair value of the Company’s natural gas derivative instruments as of December 31, 2025.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	December 31, 2025	Consolidated Balance Sheet Location	December 31, 2025
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$5.3	Accrued expenses and other current liabilities	$6.6
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.1
Total derivatives(a)		$5.4		$6.7
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $5.3 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

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
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Condensed Consolidated Balance Sheets $7.8 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

The following table presents activity related to accumulated other comprehensive (loss) income before taxes (in millions):

		Three Months Ended December 31, 2025
Derivatives in Cash Flow Hedging Relationships:	Location of Change Reclassified from AOCL into Income (Effective Portion)	Net Loss Recognized in AOCL on Derivatives (Effective Portion)	Net Loss Reclassified from AOCL into Income (Effective Portion)
Commodity contracts	Product cost	$(1.0)	$0.5
Total		$(1.0)	$0.5

11.    FAIR VALUE MEASUREMENTS

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Recurring Fair Value Measurements

The following table summarizes the fair value hierarchy for each type of instrument carried at fair value on a recurring basis (in millions):

		Fair Value Measurements at December 31, 2025 Using
	Total Carrying Value at December 31, 2025	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)(b)	$3.7	$3.7	$—	$—
Derivatives – natural gas instruments, net	5.4	—	5.4	—
Total assets at fair value	$9.1	$3.7	$5.4	$—
Liability Class:
Derivatives - natural gas instruments, net	$6.7	$—	$6.7	$—
Liabilities related to non-qualified savings plan	3.7	3.7	—	—
Total liabilities at fair value	$10.4	$3.7	$6.7	$—
(a)Includes mutual fund investments of approximately 32% in common stock of large-cap U.S. companies, 4% in common stock of small to mid-cap U.S. companies, 3% in the common stock of international companies, 10% in bond funds, 16% in short-term investments, and 35% in blended funds.
(b)The investments related to a non-qualified deferred compensation arrangement on behalf of certain members of management. The Company has a liability for the related-party transaction recorded on Other noncurrent liabilities for deferred compensation obligation.

Valuation Techniques: The Company holds marketable securities associated with its deferred contribution and pre-tax savings plans, which are valued based on readily available quoted market prices. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and foreign exchange rates (see Note 10. Derivative Financial Instruments). The fair values of the natural gas and foreign currency derivative instruments are determined using market data of forward prices for all of the Company’s contracts.

Other Fair Value Measurements

The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value (in millions):

		Fair Value Measurements at December 31, 2025 Using
	Total Carrying Value at December 31, 2025	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
8.00% Senior Notes due July 2030	$650.0	$—	$679.3	$—
6.75% Senior Notes due December 2027	150.0	—	149.5	—

Valuation Techniques: Observable market-based inputs were used to estimate fair value for Level 2 inputs, based on available trading information. Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature.

12.    NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted net loss per share reflects the potential dilution that could occur under the more dilutive of either the treasury stock method or the two-class method for calculating the weighted-average number of outstanding common shares. Under the treasury stock method, potential shares of common shares outstanding are not included in the computation of diluted net (loss) income per share if their effect is anti-dilutive.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except for share and per-share data):

	Three Months Ended December 31,
	2025	2024
Numerator:
Net income (loss)	$18.6	$(23.6)
Less: net income allocated to participating securities(a)	(0.3)	—
Net income (loss) available to common stockholders	$18.3	$(23.6)

Denominator (in thousands):
Weighted-average common shares outstanding for basic net income (loss) per share	42,083	41,441
Weighted-average effect of dilutive equity awards outstanding	184	—
Shares for diluted net income (loss) per share(b)	42,267	41,441

Basic net income (loss) per common share	$0.43	$(0.57)
Diluted net income (loss) per common share	$0.43	$(0.57)
(a)Weighted participating securities, consisting of RSUs that are entitled to non-forfeitable dividends if declared, totaled 693,000 and 1,116,000 for the three months ended December 31, 2025 and December 31, 2024, respectively.
(b)Weighted-average equity awards outstanding of 670,000 and 1,184,000, for the three months ended December 31, 2025 and December 31, 2024, respectively, were excluded from diluted net income (loss) per common share as they were anti-dilutive.

13.    RELATED PARTY TRANSACTIONS

For the three months ended December 31, 2025 and December 31, 2024, the Company recorded approximately $0.5 million and $1.1 million, respectively, in SOP sales to certain subsidiaries of Koch Industries, Inc., which are considered related parties. As of both December 31, 2025 and September 30, 2025, the Company recorded approximately $0.2 million of receivables from related parties in its Condensed Consolidated Balance Sheets. The Company had no related-party payables outstanding as of December 31, 2025 and December 31, 2024.

Effective December 18, 2025, a new member was appointed to the Company’s board of directors. The new director also serves as President and Chief Executive Officer of another company from which the Company purchased approximately $1.1 million of salt-treatment materials during the three months ended December 31, 2025, constituting a related party transaction. In addition, the Company has a payable of approximately $0.3 million outstanding as of December 31, 2025, related to this transaction.

14. SUBSEQUENT EVENT

On February 2, 2026, the Company entered into a share purchase agreement to sell its equity interest in its sulfate of potash specialty fertilizer (“SOP”) facility in Wynyard, Saskatchewan, Canada. The agreement provides for total cash consideration of approximately $30.8 million, subject to customary closing conditions and prior to any transaction costs. The cash proceeds payable at closing will be adjusted pursuant to the terms of the agreement, including working capital and other specified adjustments. This divestiture aligns with the Company’s continued initiative to strengthen its balance sheet and advance its debt-reduction efforts. The closing of the transaction will occur upon completion of the remaining closing conditions.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; geological conditions; weather conditions; our continued ability to access ambient lake brine in the Great Salt Lake; dependency on a limited number of key production and distribution facilities and critical equipment; the inability to fund necessary capital expenditures or successfully complete capital projects; uncertainties in estimating our economically recoverable reserves and resources; the useful life of our mine properties; conversion of mineral resources into mineral reserves; strikes, other forms of work stoppage or slowdown or other union activities; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; the inability of our customers to access credit or a default by our customers of trade credit extended by us; financial assurance requirements; our payment of any dividends; the seasonal demand for our products; variables impacting effective inventory management may adversely impact our performance; the impact of anticipated changes in potash product prices and customer application rates; the impact of competition on the sales of our products; inflation risks; increasing costs or a lack of availability of transportation services; risks associated with our international operations and sales, including the impact of any tariffs and changes in currency exchange rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products, including the impact of any tariffs; our rights and governmental authorizations to mine and operate our properties; risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies; compliance with environmental, health and safety laws and regulations; environmental liabilities; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; changes in laws, industry standards and regulatory requirements, including any changes in tariffs imposed; product liability claims and product recalls; misappropriation or infringement claims relating to intellectual property; inability to obtain required product registrations or increased regulatory requirements; our ability to successfully implement our strategies; risks related to labor shortages and the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; climate change and related laws and regulations; our ability to expand our business through acquisitions and investments, realize anticipated benefits from acquisitions and investments and integrate acquired businesses; outbreaks of contagious disease or similar public health threats; domestic and international general business and economic conditions; our ability to successfully remediate the material weakness in our internal controls over financial reporting disclosed in this Form 10-Q; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the annual period ended September 30, 2025 (“2025 Form 10-K”).

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

Critical Accounting Estimates

For a discussion of our critical accounting estimates used in preparation of our consolidated financial statements is presented under the heading "Management’s Discussion of Critical Accounting Estimates" in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Company Overview

Compass Minerals is a leading global provider of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of December 31, 2025, we operate 12 production and packaging facilities, including:
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

We continue to monitor the current tariff landscape including the effects of the tariffs imposed by the U.S. administration beginning in the second quarter of 2025, the reciprocal tariffs and retaliatory tariffs imposed by other countries, the developments of the upcoming joint review of the United States-Mexico-Canada (“USMCA”), and the impact on our business. Our salt and fertilizer production in Canada is qualified under the USMCA trade agreement. Accordingly, our exports from Canada into the United States are exempt from tariffs at this time.

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the “One Big Beautiful Bill Act of 2025” (“OBBBA”), which includes both tax and non-tax provisions. While the Company will realize some benefits from the relaxing of interest deduction limitations, the Company does not view the OBBBA to significantly impact its income tax profile.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three months ended December 31, 2025 and December 31, 2024, respectively. The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED DECEMBER 31

Commentary: Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

•Total sales increased 28.9%, or $88.9 million, due to higher Salt segment sales. The increase in sales for Salt was primarily due to higher deicing sales volumes of 43.5% and higher consumer and industrial sales volumes of 13.6%, with the combined average sales price remaining essentially flat between the two periods. Plant Nutrition sales decreased 1.0% from the prior year due to the decrease in sales volumes, partially offset by higher average sales prices.
•Operating income of $36.6 million improved $36.1 million from $0.5 million in the prior-year period, primarily reflecting higher Salt and Plant Nutrition operating income. Salt operating income increased $19.7 million primarily due to higher sales volumes and lower per-unit product costs. Plant Nutrition operating income was $5.4 million and improved from a prior period operating loss of $3.1 million, primarily due to higher average sales prices and lower per-unit product costs, partially offset by lower sales volumes and higher per-unit distribution costs.
•Diluted net income per common share of $0.43 improved by $1.00 from $0.57 net loss per common share in the prior-year period.
•Net income was $18.6 million for the three months ended December 31, 2025, compared to a net loss of $23.6 million for the three months ended December 31, 2024. The increase in net income was primarily due to increases in operating income of $36.1 million and a decrease in income tax expense of $11.9 million, partially offset by increases in total other expense of $5.8 million, primarily due to a loss on foreign exchange expense.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

THREE MONTHS ENDED DECEMBER 31
Commentary: Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

Gross Profit: Increased 84.3%, or $28.9 million; Gross Margin increased 4.8 percentage points to 16.0%
•Salt segment gross profit increased $19.0 million, primarily due to higher sales volumes and lower per-unit product costs. Total Salt segment pricing was relatively flat for the three months ended December 31, 2025, compared to three months ended December 31, 2024, despite realizing higher highway deicing and consumer and industrial sales prices of 6.4% and 2.0%, respectively.
•The gross profit of the Plant Nutrition segment increased $8.5 million due to higher average sales prices (see Plant Nutrition operating results) and lower per-unit product costs, which were partially offset by lower sales volumes and higher per-unit distribution costs.

OTHER EXPENSES AND INCOME

Commentary: Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

SG&A: Decreased $6.7 million; or 4.1 percentage points as a percentage of sales from 10.8% to 6.7%
•The decrease in selling, general and administrative expense was primarily due to a reduction in corporate compensation expense and corporate professional services.

Other Operating Expense: Decreased $0.5 million from $0.5 million to $0
•Other operating expense was $0 in the current period, compared to $0.5 million in the prior period.

Interest Income: Decreased $0.1 million to $0.3 million
•The decrease in interest income during the current period is primarily due to the lower average cash balance in the current year.

Interest Expense: Increased $1.2 million to $18.1 million
•Interest expense was $18.1 million, for the three months ended December 31, 2025, compared to $16.9 million, for the three months ended December 31, 2024.

Loss (Gain) on Foreign Exchange: Increased $7.3 million from a $5.2 million gain in the prior-year period to a $2.1 million loss
•Foreign exchange loss was $2.1 million during the three months ended December 31, 2025, compared to a gain of $5.2 million in the same quarter of the prior-year period, primarily reflecting the translation of Canadian dollars to U.S. dollars.

Other Expense, net: Decreased $2.8 million to $0.3 million
•Other expense for the three months ended December 31, 2024, was primarily due to fees paid to modify our credit agreement in December of 2024.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Income Tax (Benefit) Expense: Decreased $11.9 million from $9.7 million to $(2.2) million
•Tax expense decreased by $11.9 million for the three months ended December 31, 2025, versus the three months ended December 31, 2024, primarily due to discrete tax benefits related to a foreign provincial tax settlement for the three months ended December 31, 2025. See Note 5. Income Taxes in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
•Our effective tax rate was (13.6)% for the three months ended December 31, 2025, which is primarily driven by discrete tax benefits as a result of a foreign provincial tax settlement. See Note 5. Income Taxes in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
•Our income tax provision for the three months ended December 31, 2025 and December 31, 2024 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, nondeductible executive compensation, foreign income, mining and withholding taxes, valuation allowance expense, and base erosion and anti-abuse tax, and discrete tax benefits related to a foreign provincial tax settlement.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.

The results of operations of the consolidated records management business and other incidental revenues include sales of $3.8 million and $3.6 million for the three months ended December 31, 2025 and December 31, 2024, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt Segment

	Three Months Ended
	December 31, 2025	December 31, 2024
Salt Sales (in millions)	$331.5	$242.2
Salt Operating Income (in millions)	$49.1	$29.4
Salt Sales Volumes (thousands of tons)
Highway deicing	2,851	1,987
Consumer and industrial	575	506
Total tons sold	3,426	2,493
Average Salt Sales Price (per ton)
Highway deicing	$73.96	$69.50
Consumer and industrial	$209.83	$205.74
Combined	$96.77	$97.16
Commentary: Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

•Salt sales increased $89.3 million, or 36.9%, primarily due to higher sales volumes and higher average sales price for Highway deicing sales and for Consumer and industrial sales.
•Salt sales volumes increased 37.4% in total, or 933,000 tons. Highway deicing sales volumes increased 43.5%, reflecting an increase in sales volumes to highway and liquid magnesium chloride customers. Consumer and industrial sales volumes increased 13.6%.
•Combined average sales prices were essentially flat between the two periods, reflecting changes in sales price mix.
•Highway deicing average sales price increased 6.4% reflecting sales mix. Consumer and industrial average sales price increased 2.0%.
•Salt operating income increased $19.7 million, driven by higher sales volumes and lower per-unit production costs.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Plant Nutrition Segment

	Three Months Ended
	December 31, 2025	December 31, 2024
Plant Nutrition Sales (in millions)	$60.8	$61.4
Plant Nutrition Operating Income (Loss) (in millions)	$5.4	$(3.1)
Plant Nutrition Sales Volumes (thousands of tons)	89	102
Plant Nutrition Average Sales Price (per ton)	$687	$603
Commentary: Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

•Plant Nutrition sales decreased 1.0%, or $0.6 million, due to a 12.7% decrease in sales volumes year over year, partially offset by an increase of 14.0% in average sales prices over the same period.
•Plant Nutrition operating income increased $8.5 million to $5.4 million from an operating loss in the prior-year period of $3.1 million. Plant Nutrition operating income for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, was impacted by higher average sales prices and lower per-unit product cost, partially offset by lower sales volumes attributable to the Company not pursuing lower margin export opportunities and higher-per unit distribution costs.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net income (loss) and cash flows generated by operating activities, management uses income before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”). Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net income (loss). We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net income (loss), cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity.

EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, interest income, (gain) loss on foreign exchange, other (income) expense, net and other significant items that management does not consider indicative of normal operations. Other significant items, if any, such as restructuring charges and impairment charges involve distinct initiatives that are not reflective of core operating activities and affect the comparability of our operational results across reporting periods. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Net income increased $42.2 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to increases in operating income of $36.1 million and a decrease in income tax expense of $11.9 million, partially offset by an increase in total other expense of $5.8 million, primarily due to a loss on foreign exchange. Adjusted EBITDA increased $33.2 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to increases in sales and gross profit and a reduction in selling, general and administrative expenses.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended December 31,
	2025	2024
Net income (loss)	$18.6	$(23.6)
Interest expense	18.1	16.9
Income tax (benefit) expense	(2.2)	9.7
Depreciation, depletion and amortization	26.4	26.8
EBITDA	60.9	29.8
Adjustments to EBITDA:
Stock-based compensation - non-cash	2.3	3.9
Interest income	(0.3)	(0.4)
Loss (gain) on foreign exchange	2.1	(5.2)
Product recall costs(a)	—	0.9
Other expense, net	0.3	3.1
Adjusted EBITDA	$65.3	$32.1
(a)Costs relate to a recall of food-grade salt produced at our Goderich plant. Refer to Note 7. Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional details.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $325 million revolving credit facility and our revolving AR Securitization Facility to March 2027 with a capacity, which is subject to certain conditions, of up to $100.0 million. As of December 31, 2025, we had liquidity of approximately $341.7 million, comprised of $46.7 million of cash and cash equivalents and $295.0 million of availability under our $325 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to indefinitely reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of December 31, 2025, we had $25.0 million of cash and cash equivalents that was either held directly or indirectly by foreign subsidiaries. In fiscal 2025, we did not repatriate any unremitted foreign earnings. During the second quarter of fiscal 2025, we revised our permanently reinvested assertion. We are expecting to repatriate approximately $11 million of unremitted foreign earnings from our U.K. operations on which there was no income tax impact as of December 31, 2025. It is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. In November 2025, we reached a settlement with a Canadian provincial tax authority regarding a tax dispute. The settlement resolved the dispute for tax years 2002 through 2018 for a total cash outlay of $8.2 million, net of federal refunds and deductions associated with the agreed upon tax and interest, and was paid during the three months ended December 31, 2025. With the settlement, the performance bonds of $157.4 million posted as collateral for the 2002 through 2018 period were released. See Note 5. Income Taxes in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q, for a discussion regarding our Canadian tax reassessments.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the three months ended December 31, 2025, no change in additional valuation allowance has been recorded to recognize the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

Indebtedness

As of December 31, 2025, we had $896.5 million of outstanding indebtedness, consisting of $650.0 million outstanding under our 8.00% Senior Notes due 2030, $150.0 million outstanding under our 6.75% Senior Notes due 2027, $10.0 million of borrowings outstanding under our revolving credit facilities under the Credit Agreement, and $86.5 million of outstanding loans under the accounts receivable financing facility (“AR Securitization Facility”) (see Note 6. Long-Term Debt and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for more detail regarding our debt). Outstanding letters of credit totaling $20.0 million as of December 31, 2025 further reduced available borrowing capacity under our revolving credit facility to $295.0 million.

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

Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Furthermore, we must remain in compliance with the terms of the 2023 Credit Agreement governing our credit facilities, including the consolidated first lien net leverage ratio and consolidated interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indentures governing our 6.75% Senior Notes due December 2027 and our 8.00% Senior Notes due July 2030, which limit the amount of dividends we can pay to our stockholders.

As of December 31, 2025, we were in compliance with our debt covenants.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Historical Cash Flows

The table below provides a summary of our sources and uses of cash (in millions):

	Three Months Ended December 31,
	2025	2024
Net cash used in operating activities	$(37.0)	$(4.1)
Net cash used in investing activities	(23.3)	(22.2)
Net cash provided by financing activities	47.1	53.1
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.2)
Net change in cash and cash equivalents	$(13.0)	$25.6

As of December 31, 2025, we had cash and cash equivalents of $46.7 million, compared to $59.7 million as of September 30, 2025.

Cash Flows from Operating Activities

Net cash used by operating activities, as reflected in the Condensed Consolidated Statements of Cash Flows, were $37.0 million, for the three months ended December 31, 2025, as compared to $4.1 million, for the three months ended December 31, 2024.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events; consequently, the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our operating cash flows for both the three months ended December 31, 2025 and December 31, 2024, reflect the seasonal increase in accounts receivable and accounts payable and the decrease in inventories due to the beginning of the winter season. During the three months ended December 31, 2025, the decrease in the line item, Accounts payable and accrued expenses and other current liabilities, primarily relates to interest payments made in the period. In addition, changes in Other assets and Other liabilities during the three months ended December 31, 2025, primarily reflect the settlement of the tax dispute with the Canadian tax authorities, of which a previously recorded deposits were applied to the amount due at settlement. See Note 5. Income Taxes in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q, for further information.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Cash Flows from Investing Activities

Net cash used in investing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, were $23.3 million and $22.2 million, during the three months ended December 31, 2025 and December 31, 2024, respectively. Cash outflows from investing activities for capital expenditures during the three months ended December 31, 2025 and December 31, 2024 were $22.8 million and $21.8 million, respectively. We estimate that our cash outflows for capital expenditures will be approximately $90 million to $110 million for the fiscal year ended September 30, 2026.

Cash Flows from Financing Activities

Net cash provided by financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, were $47.1 million, for the three months ended December 31, 2025, as compared to net cash provided in financing activities of $53.1 million, for the three months ended December 31, 2024, primarily due to borrowings under the Revolving Credit Facility and AR Securitization Facility.

Product Recall

On October 25, 2024, we issued a recall for specific production lots of food-grade salt produced at our Goderich Plant following a customer report of a non-organic, foreign material in our product. We subsequently expanded the voluntary recall to include food products from the Goderich Plant between September 18, 2024 and November 6, 2024. We followed recall protocol and notified the BRCGS Global Standard for Food Safety certifying body, the Canadian Food Inspection Agency (“CFIA”) and the U.S. Food and Drug Administration (“FDA”). We completed our investigation and continue to assess the scope and magnitude of customer claims related to the recall. At this time, based on currently available information and our applicable insurance coverage, we do not believe any incremental losses will have a material adverse effect on our results of operations or cash flows in future periods. The recall in the United States, supervised by the FDA, is complete, and the matter is closed with FDA. The CFIA has conducted a follow-up inspection of the Goderich Plant to verify compliance with regulatory requirements and identified no non-compliances. See Note 7. Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional details.

Other Matters

See Note 5. Income Taxes and Note 7. Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion regarding labor, environmental and litigation matters.

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

Although inflation has not had a significant impact on our operations in the current period, our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. For more information, see Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K.

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

Climate Change

The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or regional drought within our served markets or at our Ogden facility could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the demand for our deicing products. Drought or excessive precipitation could similarly impact demand for our SOP products, as well as continue to impact the amount and quality of feedstock used to produce SOP at our Ogden facility due to changes in brine levels, mineral concentrations or other factors, which could have a material impact on our Plant Nutrition results of operations. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may affect our operations and necessitate capital expenditures in the future, although capital expenditures for climate-related projects are not expected to be material in fiscal 2026. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item 1 “Business—Environmental, Health and Safety and Other Regulatory Matters” in our 2025 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and foreign currency exchange rate risk by entering into natural gas derivative instruments and foreign currency contracts. We may take further actions to mitigate our exposure to interest rates, exchange rates and changes in the cost of fuel consumed at our production locations or the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since September 30, 2025.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended (the Exchange Act) under the supervision and with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting as described below, the Company’s disclosure controls and procedures were ineffective as of December 31, 2025.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Condensed Consolidated Financial Statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, we previously identified material weaknesses in our internal control over financial reporting. The Company, due to a limited allocation of trained, knowledgeable resources, did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including fraud risks associated with the necessary approval of transactions. Additionally, the Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that ensured complete, reliable information was made available to financial reporting personnel on a timely basis to fulfill their roles and responsibilities. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes.

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

•We are redesigning and implementing a balance sheet account reconciliation controls, including an approval process and additional process level controls, that includes the appropriate level of precision, support and documentation.

•We are establishing monitoring and oversight controls to identify non-recurring, complex transactions and designing and implementing process level controls to ensure the accuracy and completeness of our financial statements and related disclosures.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•We are in the process of redesigning our corporate organization structure to ensure effective information and communication across the organization and to support financial reporting processes and internal controls.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts noted above, there were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ending December 31, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in the legal proceedings described in Note 7. Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition, except as otherwise described in Note 7. Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q. There have been no material developments since September 30, 2025 with respect to our legal proceedings, except as described in and Note 7. Commitments and Contingencies in the Notes to the Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 6.    Exhibits

Exhibit No.	Exhibit Description
31.1*	Certification of President and Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Certifications of Edward C. Dowling, Jr. (President and Chief Executive Officer and Director), and Peter Fjellman (Chief Financial Officer) furnished pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to the Condensed Consolidated Financial Statements and (vii) document and entity information tagged as blocks of text and including detailed tags.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date: February 5, 2026	By:	/s/ Peter Fjellman
Peter Fjellman
Chief Financial Officer
(Principal Financial Officer)