Form 10-Q
period 2026-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2026-05-07
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of April 30, 2026, was 41,958,348 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$74.1	$59.7
Receivables, less allowance for credit losses and rebates of $2.8 and $2.2 at March 31, 2026 and September 30, 2025, respectively	223.3	179.6
Inventories, less allowance of $6.0 and $7.7 at March 31, 2026 and September 30, 2025, respectively	178.7	312.0
Other current assets	32.0	20.9
Total current assets	508.1	572.2
Property, plant and equipment, net	748.3	770.1
Intangible assets, net	4.3	23.8
Goodwill	6.0	6.0
Other noncurrent assets	98.6	147.3
Total assets	$1,365.3	$1,519.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100.8	$96.0
Accrued salaries and wages	18.2	26.4
Current portion of finance lease liabilities	6.4	7.9
Income taxes payable	0.4	5.6
Accrued interest	13.5	19.0
Accrued expenses and other current liabilities	107.3	110.7
Total current liabilities	246.6	265.6
Long-term debt, net of current portion	713.0	832.2
Finance lease liabilities, net of current portion	5.9	7.6
Deferred income taxes, net	52.1	53.9
Other noncurrent liabilities	73.5	126.0
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at March 31, 2026 and September 30, 2025	0.4	0.4
Additional paid-in capital	425.7	430.0
Treasury stock, at cost — 240,499 shares at March 31, 2026 and 497,420 shares at September 30, 2025	(3.8)	(10.8)
Accumulated deficit	(46.3)	(77.6)
Accumulated other comprehensive loss	(101.8)	(107.9)
Total stockholders’ equity	274.2	234.1
Total liabilities and stockholders’ equity	$1,365.3	$1,519.4
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Sales	$453.2	$494.6	$849.3	$801.8
Shipping and handling cost	138.0	151.4	250.1	232.0
Product cost	232.2	266.4	453.0	458.7
Gross profit	83.0	76.8	146.2	111.1
Selling, general and administrative expenses	27.0	29.6	53.6	62.9
Loss on impairments	—	53.0	—	53.0
Other operating income	—	(2.7)	—	(2.2)
Operating income (loss)	56.0	(3.1)	92.6	(2.6)

Other expense (income):
Interest income	(0.6)	(0.2)	(0.9)	(0.6)
Interest expense	17.9	18.0	36.0	34.9
Gain on foreign exchange, net	(5.6)	(0.1)	(3.5)	(5.3)
Loss on sale of business, net	14.6	—	14.6	—
Loss on extinguishment of debt	0.5	—	0.5	—
Other expense, net	0.5	1.4	0.8	4.5
Net income (loss) before income taxes	28.7	(22.2)	45.1	(36.1)
Income tax expense	16.0	9.8	13.8	19.5
Net income (loss)	$12.7	$(32.0)	$31.3	$(55.6)

Basic net income (loss) per common share	$0.30	$(0.77)	$0.73	$(1.34)
Diluted net income (loss) per common share	$0.30	$(0.77)	$0.73	$(1.34)

Weighted-average common shares outstanding (in thousands):
Basic	42,160	41,521	42,105	41,480
Diluted	42,357	41,521	42,297	41,480
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$12.7	$(32.0)	$31.3	$(55.6)
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $0.0 for both the three months ended March 31, 2026 and March 31, 2025, respectively, and $(0.1) for both the six months ended March 31, 2026 and March 31, 2025, respectively	0.2	0.2	0.4	0.4
Unrealized loss from change in other postretirement benefits, net of tax of $0.0 for the six months ended March 31, 2025	—	—	—	(0.1)
Unrealized (loss) gain on cash flow hedges, net of tax of $0.0 for both the three and six months ended March 31, 2026 and March 31, 2025, respectively	(0.7)	1.1	(1.2)	0.8
Unrealized foreign currency translation adjustments	(13.2)	2.1	(6.2)	(31.2)
Realized loss on foreign currency transactions reclassified into Loss on sale of business, net	13.1	—	13.1	—
Other comprehensive income (loss)	(0.6)	3.4	6.1	(30.1)
Total comprehensive income (loss)	$12.1	$(28.6)	$37.4	$(85.7)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2025	$0.4	$430.0	$(10.8)	$(77.6)	$(107.9)	$234.1
Total comprehensive income	—	—	—	18.6	6.7	25.3
Shares issued for stock units, net of shares withheld for taxes	—	(0.4)	(0.8)	—	—	(1.2)
Stock-based compensation	—	2.3	—	—	—	2.3
Balance, December 31, 2025	$0.4	$431.9	$(11.6)	$(59.0)	$(101.2)	$260.5
Total comprehensive income (loss)	—	—	—	12.7	(0.6)	12.1
Shares issued for stock units, net of shares withheld for taxes	—	(8.4)	7.8	—	—	(0.6)
Stock-based compensation	—	2.2	—	—	—	2.2
Balance, March 31, 2026	$0.4	$425.7	$(3.8)	$(46.3)	$(101.8)	$274.2

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2024	$0.4	$420.6	$(10.2)	$2.2	$(96.4)	$316.6
Total comprehensive loss	—	—	—	(23.6)	(33.5)	(57.1)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.2)	—	—	(0.4)
Stock-based compensation	—	3.9	—	—	—	3.9
Balance, December 31, 2024	$0.4	$424.3	$(10.4)	$(21.4)	$(129.9)	$263.0
Total comprehensive (loss) income	—	—	—	(32.0)	3.4	(28.6)
Shares issued for stock units, net of shares withheld for taxes	—	(0.5)	(0.2)	—	—	(0.7)
Stock-based compensation	—	2.8	—	—	—	2.8
Balance, March 31, 2025	$0.4	$426.6	$(10.6)	$(53.4)	$(126.5)	$236.5
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$31.3	$(55.6)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	54.6	53.3
Amortization of deferred financing costs	2.1	2.6
Non-cash portion of stock-based compensation	4.5	6.7
Deferred income taxes	(1.8)	0.8
Unrealized foreign exchange gain, net	(3.9)	(6.4)
Loss on impairments	—	53.0
Net gain from remeasurement of contingent consideration	—	(7.9)
Loss on extinguishment of debt	0.5	—
Loss on sale of business, net	14.6	—
Other, net	1.9	0.6
Changes in operating assets and liabilities:
Receivables	(46.2)	(63.8)
Inventories	121.3	183.3
Other assets	40.0	2.0
Accounts payable and accrued expenses and other current liabilities	(8.6)	6.4
Other liabilities	(49.9)	7.8
Net cash provided by operating activities	160.4	182.8
Cash flows from investing activities:
Capital expenditures	(41.0)	(35.8)
Proceeds from sale of business, net of cash and transaction costs	23.2	—
Other, net	(0.8)	(0.1)
Net cash used in investing activities	(18.6)	(35.9)
Cash flows from financing activities:
Borrowings under revolving credit facility	47.0	140.3
Repayments under revolving credit facility	(47.0)	(299.9)
Proceeds from issuance of long-term debt	58.8	62.1
Principal payments on long-term debt	(179.6)	(12.3)
Payments of deferred financing costs	(0.3)	(2.4)
Shares withheld to satisfy employee tax obligations	(1.7)	(1.1)
Other, net	(4.5)	(3.5)
Net cash used in financing activities	(127.3)	(116.8)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.8)
Net change in cash and cash equivalents	14.4	29.3
Cash and cash equivalents, beginning of the year	59.7	20.2
Cash and cash equivalents, end of period	$74.1	$49.5

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$39.5	$34.2
Income taxes paid, net of refunds	$31.8	$25.3
Non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5.9	$13.3
Right-of use assets obtained in exchange for new finance lease liabilities	$—	$5.8
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading global provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Its plant nutrition business is the leading North American producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf and helps improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“UK”). The Company also provides records management services in the UK. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the UK include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of September 30, 2025, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. As a result, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position and results of operations.

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

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued amended guidance related to disclosure of disaggregated expenses (“ASU 2024-03”). This amendment requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including purchases of inventory, employee compensation, depreciation, depletion, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This guidance is effective for annual periods beginning with the Company’s annual report for the fiscal year ended September 30, 2028, and interim periods following annual adoption, with early adoption permitted. This guidance will be applied on a prospective basis with retrospective application permitted. Management is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
2.    REVENUES

Disaggregation of Revenue

Sales is disaggregated in the following table by timing of revenue recognition (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Timing of revenue recognition:
Products and services transferred at a point in time	$450.4	$492.0	$843.7	$796.6
Products and services transferred over time(a)	2.8	2.6	5.6	5.2
Total sales	$453.2	$494.6	$849.3	$801.8
(a)     Amounts include records management business utilizing excavated areas of its Winsford salt mine with one other location in London, England.

For disaggregation of sales by segment and type, see Note 9. Operating Segments.

Receivables

The following table provides the balances of receivables (in millions):

	March 31, 2026	September 30, 2025
Current assets:
Receivables related to contracts with customers	$170.4	$127.3
Miscellaneous receivables(a)	52.9	52.3
Total receivables	$223.3	$179.6
(a)Refer to Note 8. Commitments and Contingencies for additional information.

Deferred Revenue

Deferred revenue represents collections under contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue included in Accrued expenses and other current liabilities as of March 31, 2026 and September 30, 2025 was approximately $0.8 million and $1.6 million, respectively. Of the total deferred revenues in the Condensed Consolidated Balance Sheet as of September 30, 2025 that were reclassified to revenue as the result of performance obligations being satisfied during the six months ended March 31, 2026 was $0.8 million.

3.    DISPOSITIONS

Sale and Disposition of Wynyard SOP Business

On February 3, 2026, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) to sell its sulfate of potash specialty fertilizer (“SOP”) business in Wynyard, Saskatchewan, Canada. The Share Purchase Agreement provided for total consideration of approximately $30.8 million, prior to indebtedness and working capital adjustments totaling approximately $2.1 million.

The transaction closed on March 1, 2026. At closing, the Company received cash proceeds of $23.2 million, net of (i) $3.9 million ($5.2 million denominated in Canadian dollars (“CAD”)) placed in escrow, (ii) $1.3 million of cash on hand transferred to the buyer, and (iii) $0.3 million of transaction costs. The escrow agreement provides for potential purchase price adjustments related to indemnification of claims. Of the escrowed amount, approximately CAD $3.3 million is scheduled to be released on March 1, 2027, and the remaining CAD $1.9 million is scheduled to be released on March 1, 2028, in each case plus accrued interest and net of any amounts deducted pursuant to the terms of the escrow agreement.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
As a result of the transaction, the Company recorded a pre-tax Loss on sale of business, net, of $14.6 million, which included $13.1 million of cumulative foreign currency translation adjustments reclassified from Accumulated other comprehensive loss, for both the three and six months ended March 31, 2026. Prior to the sale, the results of the Wynyard SOP business were included in the Company’s Plant Nutrition operating segment. The transaction supports the Company’s ongoing balance sheet strengthening and debt-reduction initiatives.

In connection with the transaction, the Company entered into a transition services agreement with the purchaser that is designed to facilitate the orderly transfer of the operations, including administrative services, which are generally to be provided within 12 months after the closing date. This agreement was not material and does not confer upon the Company the ability to influence the operating or financial policies of the Wynyard SOP business subsequent to March 1, 2026.

As of the March 1, 2026 disposal date, the business had net assets with a carrying value of $30.2 million, which included $1.3 million of cash and cash equivalents, $19.1 million of net intangible assets, $9.0 million of property, plant and equipment (“PP&E”), and $0.8 million of net other assets and liabilities.

Fortress Exit

On March 25, 2025, the Company took measures to align the Company’s cost structure to its current business needs as part of a larger strategic refocus to improve the profitability of the Company’s core Salt and Plant Nutrition businesses. Specifically, the Company began the process of exiting the Fortress North America, LLC (“Fortress”) fire retardant business and terminating the employment of all Fortress employees. The results of operations of Fortress were included in Corporate and Other segment.

Impairment. As a result of the above items impacting Fortress, the Company determined that there were indicators of impairment with the associated Fortress intangible assets. Accordingly, the Company performed an impairment assessment of its customer relationships and trade name intangible assets, and their fair value was determined to be zero using an income approach in accordance with ASC 820, Fair Value Measurement, utilizing Level 3 inputs. As a result, the Company recorded full impairment losses of $52.9 million related to customer relationships and $0.1 million related to the trade name, in Loss on impairments, for both the three and six months ended March 31, 2025.

Additionally, the Company performed an impairment test on the remaining Fortress asset group (including PP&E, inventory, and in-process research and development (“IPR&D”)), with a carrying amount of $19.7 million. The impairment test under ASC 360, Property, Plant, and Equipment, compared the asset group’s undiscounted cash flows to its carrying amount. The Company determined the fair value of the asset group using a market approach under ASC 820, Fair Value Measurement (Level 2 inputs). The asset group (PP&E, inventory, and IPR&D) was not impaired as its fair value, based on market indications approximated or exceeded its carrying value. The fair value estimates involved significant estimates and assumptions.

Contingent Consideration. In connection with the acquisition of Fortress on May 5, 2023, the Company entered into a contingent consideration arrangement for up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over the next five years, and a cash earn-out based on volumes of certain Fortress fire retardant products sold over a 10-year period. The carrying value of the contingent consideration at December 31, 2024 was $7.9 million, with $0.1 million included in Accrued expenses and other current liabilities and $7.8 million included in Other noncurrent liabilities. Given the business ceased operations and had no future expected cash flows, the carrying value of the contingent consideration was reduced to zero as of March 31, 2025. For both the three and six months ended March 31, 2025, the Company recorded income, included in Other operating expense (income) of $7.9 million.

4.    INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2026	September 30, 2025
Finished goods	$76.5	$219.1
Work in process	5.9	5.9
Raw materials and supplies(a)	96.3	87.0
Total inventories	$178.7	$312.0
(a)Excludes certain raw materials and supplies of $32.9 million and $33.0 million as of March 31, 2026 and September 30, 2025, respectively, that are not expected to be consumed within the next twelve months, included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

5.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2026	September 30, 2025
Land, buildings and structures, and leasehold improvements(a)	$543.3	$554.1
Machinery and equipment(a)	1,156.7	1,154.9
Office furniture and equipment	23.4	23.9
Mineral interests	168.6	169.1
Construction in progress	56.7	51.6
	1,948.7	1,953.6
Less: accumulated depreciation, depletion, and amortization	(1,200.4)	(1,183.5)
Property, plant and equipment, net	$748.3	$770.1
(a)    Includes finance lease right-of-use assets.

The following table provides supplemental non-cash activities (in million):

	Six Months Ended March 31,
	2026	2025
Purchases of Property, plant and equipment in Accounts payable	$8.6	$6.2
Purchases of Property, plant and equipment in Accrued expenses and other current liabilities	3.8	5.1
Transfers of Property, plant and equipment from Inventory	6.1	3.7

6.    INCOME TAXES

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), nondeductible executive compensation over $1 million, foreign income, mining and withholding taxes, base erosion and anti-abuse tax, and valuation allowances recorded on deferred tax assets.

The effective tax rates applied to the six months ended March 31, 2026 were determined by excluding the U.S. losses from the overall estimated annual effective tax rate computations and a separate estimated annual effective tax rate was computed and applied to the ordinary U.S. losses.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended March 31, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, an additional valuation allowance of $0.1 million has been recorded to recognize only the portion of the U.S. deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of both March 31, 2026 and September 30, 2025, the Company had $80.5 million of gross federal net operating loss (“NOL”) carryforwards that have no expiration date and $7.1 million at both March 31, 2026 and September 30, 2025 of net operating tax-effected state NOL carryforwards which expire beginning in 2031.

In November 2025, the Company reached a settlement with a Canadian provincial tax authority regarding a tax dispute for fiscal years 2002 through 2018. The Canadian provincial tax authority had challenged tax positions claimed by one of the

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Company’s Canadian subsidiaries and issued tax reassessments for fiscal years 2002 through 2020. The reassessments were the result of ongoing audits and totaled $209.8 million, including interest as of September 30, 2025.

The settlement resolved the dispute for tax years 2002 through 2018. In connection with the settlement, the Company also revised its mining tax calculations for tax years subsequent to 2018 consistent with the principles agreed to in the settlement agreement. The Company is in the process of amending the relevant tax returns to obtain the associated federal and provincial refunds. The total net expected cash outlay, after taking into account expected federal refunds and deductions associated with the agreed upon tax and interest as well as estimated subsequent tax year impacts is $8.2 million. Additionally, the settlement and other updates to uncertain tax positions resulted in an overall tax benefit of $4.0 million, for the six months ended March 31, 2026.

The Company previously paid $35.8 million over a period of several years to the Canadian tax authorities as a deposit, which was recorded in Other noncurrent assets in the Consolidated Balance Sheets. The deposit was previously required to be paid by the Company to proceed with future appeals or litigation and was subsequently applied to the amount due at settlement. The remaining settlement amount of $24.8 million related to tax years 2002 through 2018 was paid in November 2025.

The additional impacts of the settlement on the Consolidated Balance Sheets at March 31, 2026, as compared to September 30, 2025, included an increase of $21.9 million in Other current assets, due to expected federal refunds from amended returns to be filed; a decrease in Other noncurrent assets of $47.1 million, primarily due to the application of the deposit to the amount of the total settlement; and a decrease in Other noncurrent liabilities of $54.0 million, due to the change in liabilities for uncertain tax positions. With the settlement, the performance bonds of $157.4 million posted as collateral for the 2002 through 2018 period were released.

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the “One Big Beautiful Bill Act of 2025” (“OBBBA”), which includes both tax and non-tax provisions. While the Company is benefiting from the relaxing of interest deduction limitations, the Company does not view the legislation to significantly impact its income tax profile.

7.    LONG-TERM DEBT AND FINANCE LEASE LIABILITIES

Total long-term carrying value of debt and finance lease liabilities consists of the following (in millions):

	March 31, 2026	September 30, 2025
Secured Debt:
Revolving Credit Facility due May 2028	$—	$—
Subordinated Debt:
8.00% Senior Notes due July 2030	650.0	650.0
6.75% Senior Notes due December 2027	—	150.0
Accounts Receivable Securitization Facility	75.0	45.8
Total principal amount of debt	725.0	845.8
Finance lease liabilities	12.3	15.5
Unamortized deferred financing costs	(12.0)	(13.6)
Total carrying value of debt and finance lease liabilities	725.3	847.7
Current portion of finance lease liabilities	(6.4)	(7.9)
Total long-term carrying value of debt and finance lease liabilities	$718.9	$839.8

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

6.75% Senior Notes due 2027

In November 2019, the Company issued $500 million aggregate principal amount of its 6.75% Senior Notes due December 2027 (the “2027 Notes”). The 2027 Notes were unsecured obligations and were guaranteed by certain of the Company’s domestic subsidiaries. Interest on the 2027 Notes was due semi-annually on June 1 and December 1. The 2027 Notes were scheduled to mature on December 1, 2027 and were subordinated to all existing and future indebtedness. The indenture governing the 2027 Notes contained covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

On June 17, 2025, the Company redeemed $350.0 million of the 2027 Notes, reducing the aggregate outstanding principal balance to $150.0 million.

On March 30, 2026, the Company redeemed in full the remaining $150.0 million outstanding 2027 Notes using cash on hand at 100% of principal plus accrued interest through, but excluding, the redemption date. The Company recorded a $0.5 million loss on extinguishment of debt related to the write-off of deferred financing costs, during the three and six months ended March 31, 2026.

Accounts Receivable Securitization Facility

On June 30, 2020, certain of the Company’s U.S. subsidiaries entered into a committed revolving accounts receivable financing facility (the “AR Facility”) of up to $100.0 million with PNC Bank, National Association (“PNC”), as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent. The AR Facility was further amended by the First Amendment to the AR Facility, dated as of June 27, 2022, the Second Amendment to the AR Facility, dated as of January 31, 2023, the Third Amended to the AR Facility, dated as of March 27, 2024 (extending the AR facility to March 2027), the Fourth Amended to the AR Facility, dated as of August 12, 2024, and the Fifth Amendment to the AR Facility, dated as of September 13, 2024.

On March 19, 2026, certain of the Company’s U.S. subsidiaries entered into a Sixth Amendment to its AR Facility, extending the facility to March 2029.

In connection with the AR Facility, one of the Company’s U.S. subsidiaries, from time to time, sells and contributes receivables and certain related assets to a special purpose entity and wholly-owned U.S. subsidiary of the Company (the “SPE”). The SPE finances its acquisition of the receivables by obtaining secured loans from PNC and the other lenders party to a receivables financing agreement. A U.S. subsidiary of the Company services the receivables on behalf of the SPE for a fee. In addition, the Company has agreed to guarantee the performance by its subsidiaries. The Company and its subsidiaries do not guarantee the loan principal or interest under the receivables financing agreement or the collectability of the receivables under the AR Facility.

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

As of March 31, 2026, the Company had no borrowings outstanding under its revolving credit facility. Also, as of March 31, 2026, outstanding letters of credit totaling $20.2 million further reduced the available borrowing capacity under the Company’s $325.0 million revolving credit facility to $304.8 million. Borrowings, if any, accrue interest at a rate per annum based on, at the Company’s option, the Adjusted Term SOFR Rate, Adjusted EURIBO Rate, Canadian Prime Rate, or Sterling Overnight Index Average, plus applicable margin.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

8.    COMMITMENTS AND CONTINGENCIES

The Company is subject to legal and administrative proceedings, environmental remediation liabilities, and claims of various types from the ordinary course of the Company’s business. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary.

Management cannot predict the outcome of legal claims and proceedings with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial position given current insurance coverage, except as otherwise described in this Note 8.

Beginning on February 1, 2023, two shareholder derivative lawsuits were filed in the United States District Court for the District of Kansas against certain directors and executives of the Company, purportedly on behalf of the Company, alleging breaches of fiduciary duties arising from materially false and misleading statements and omissions during the period from October 30, 2017 to October 21, 2022. The court consolidated the actions on February 28, 2025. On October 14, 2025, the court approved a settlement resolving the consolidated derivative action, pursuant to which the Company agreed to adopt certain corporate governance reforms, and insurers for the defendant directors and executives paid the full amount of the awarded legal fees and expenses in accordance with the court’s order and the settlement agreement.

On April 24, 2024, a putative securities class action was filed in the United States District Court for the District of Kansas against the Company and certain individuals, alleging materially false and misleading statements during the period from February 8, 2023 to March 25, 2024, regarding Fortress North America, the Company’s former fire retardant business. An amended complaint was filed on February 10, 2025. On January 7, 2026, the court granted final approval of a settlement resolving the matter for $4.9 million, which was consented to by the Company’s insurers, with approximately $1.0 million paid by the Company.

Beginning on October 30, 2024, two shareholder derivative lawsuits were filed against certain current and former officers and directors of the Company, purportedly on behalf of the Company, alleging that misleading statements and omissions were made regarding the Company’s fire retardant business during the period from November 29, 2023 to March 22, 2024. The court consolidated the actions on June 3, 2025, and an amended consolidated complaint was filed on July 30, 2025, which added an additional defendant and asserted additional claims. On February 20, 2026, the court granted final approval of a settlement resolving the derivative actions. Pursuant to the settlement, the Company agreed to implement certain corporate governance reforms, and the Company’s insurers agreed to pay legal fees and expenses to plaintiffs’ counsel.

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

In March 2026, the Company submitted a remediation plan to the State of Utah to address a diesel release from underground piping at a fueling station located at its Ogden, Utah facility. As of March 31, 2026, the Company recorded an estimated liability of $2.8 million, included in Accrued expenses and other current liabilities and estimated insurance recoveries of $2.3 million, included in Receivables related to this matter. Environmental liabilities may decline as remediation spending occurs.

As of March 31, 2026 and September 30, 2025, the Company recorded liabilities of $45.6 million and $51.8 million, respectively, included in Accrued expenses and other current liabilities, $4.4 million and $0.0 million, respectively, included in Other noncurrent liabilities, and estimated insurance recoveries of $45.3 million and $47.0 million, respectively, included in Receivables, in the Condensed Consolidated Balance Sheets associated with the legal, environmental, and product recall matters described above.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
9.    OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. The Company has presented two reportable segments in its Condensed Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting primarily of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softening and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP. On March 1, 2026, the Company sold its SOP business in Wynyard, Saskatchewan, Canada included in the Plant Nutrition segment, see Note 3. Dispositions for further information. The results of operations for the Company’s records management businesses are included in Corporate and Other in the tables below.

The chief operating decision maker (“CODM”) is the Company’s President and Chief Executive Officer. The primary measure of segment profit or loss used by the CODM to regularly evaluate performance, make key operating decisions and determine resource allocation of and among each operating segment is operating income.

Segment information is as follows (in millions):

Three Months Ended March 31, 2026	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$382.6	$67.0	$3.6	$453.2
Intersegment sales	—	2.0	(2.0)	—
Shipping and handling cost	128.7	9.3	—	138.0
Product cost	181.1	48.7	2.4	232.2
Gross profit	72.8	9.0	1.2	83.0
Selling, general and administrative expenses	7.6	1.4	18.0	27.0
Operating income (loss)	65.2	7.6	(16.8)	56.0

Other Segment Disclosures:
Depreciation, depletion and amortization	18.0	9.3	0.9	28.2
Loss on sale of business, net(d)	—	14.6	—	14.6
Total assets (as of end of period)	825.3	338.2	201.8	1,365.3

Three Months Ended March 31, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$432.7	$58.3	$3.6	$494.6
Intersegment sales	—	2.3	(2.3)	—
Shipping and handling cost	141.9	9.5	—	151.4
Product cost	214.3	48.6	3.5	266.4
Gross profit	76.5	0.2	0.1	76.8
Selling, general and administrative expenses	9.1	2.0	18.5	29.6
Loss on impairments(c)	—	—	53.0	53.0
Other operating expense (income)	0.5	—	(3.2)	(2.7)
Operating income (loss)	66.9	(1.8)	(68.2)	(3.1)

Other Segment Disclosures:
Depreciation, depletion and amortization	17.4	7.4	1.7	26.5
Total assets (as of end of period)	959.2	365.7	207.0	1,531.9

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Six Months Ended March 31, 2026	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$714.1	$127.8	$7.4	$849.3
Intersegment sales	—	3.0	(3.0)	—
Shipping and handling cost	232.5	17.6	—	250.1
Product cost	353.1	95.0	4.9	453.0
Gross profit	128.5	15.2	2.5	146.2
Selling, general and administrative expenses	14.2	2.2	37.2	53.6
Operating income (loss)	114.3	13.0	(34.7)	92.6

Other Segment Disclosures:
Depreciation, depletion and amortization	36.1	16.7	1.8	54.6
Loss on sale of business, net(d)	—	14.6	—	14.6
Capital expenditures	31.0	9.2	0.8	41.0

Six Months Ended March 31, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$674.9	$119.7	$7.2	$801.8
Intersegment sales	—	5.5	(5.5)	—
Shipping and handling cost	213.2	18.8	—	232.0
Product cost	348.4	103.0	7.3	458.7
Gross profit (loss)	113.3	(2.1)	(0.1)	111.1
Selling, general and administrative expenses	16.5	2.8	43.6	62.9
Loss on impairments(c)	—	—	53.0	53.0
Other operating expense (income)	0.5	—	(2.7)	(2.2)
Operating income (loss)	96.3	(4.9)	(94.0)	(2.6)

Other Segment Disclosures:
Depreciation, depletion and amortization	34.9	14.9	3.5	53.3
Capital expenditures	27.5	6.2	2.1	35.8

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended March 31, 2026	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$278.9	$—	$—	$278.9
Consumer & Industrial Salt	103.7	—	—	103.7
SOP	—	69.0	—	69.0
Eliminations & Other	—	(2.0)	3.6	1.6
Sales to external customers	$382.6	$67.0	$3.6	$453.2

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Three Months Ended March 31, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$324.8	$—	$—	$324.8
Consumer & Industrial Salt	107.9	—	—	107.9
SOP	—	60.6	—	60.6
Eliminations & Other	—	(2.3)	3.6	1.3
Sales to external customers	$432.7	$58.3	$3.6	$494.6

Six Months Ended March 31, 2026	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$489.7	$—	$—	$489.7
Consumer & Industrial Salt	224.4	—	—	224.4
SOP	—	130.8	—	130.8
Eliminations & Other	—	(3.0)	7.4	4.4
Sales to external customers	$714.1	$127.8	$7.4	$849.3

Six Months Ended March 31, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$462.9	$—	$—	$462.9
Consumer & Industrial Salt	212.0	—	—	212.0
SOP	—	125.2	—	125.2
Eliminations & Other	—	(5.5)	7.2	1.7
Sales to external customers	$674.9	$119.7	$7.2	$801.8
(a)Corporate and Other includes corporate entities, records management operations and other incidental operations and eliminations. Operating income (loss) for Corporate and Other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for human resources, information technology, legal and finance functions.
(b)Sales to external customers are net of intersegment sales.
(c)The Company recorded a pre-tax Loss on sale of business, net, of $14.6 million, which included $13.1 million of cumulative foreign currency translation adjustments reclassified from Accumulated other comprehensive loss, for both the three and six months ended March 31, 2026.
(d)The Company recorded an impairment loss of $53.0 million related to the exit of the Fortress fire retardant business for both the three and six months ended March 31, 2025.
(e)For the three and six months ended March 31, 2025, the Company recorded costs of $0.9 million and $1.8 million, respectively, related to a recall of food-grade salt produced at its Goderich plant.
(f)For the three and six months ended March 31, 2025, the Company incurred severance and related charges of $4.0 million, due to a reduction in workforce, changes to executive leadership and additional restructuring costs related to the exit of the Fortress fire retardant business.
10.    STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

Equity Compensation Awards

The 2020 Incentive Award Plan (as amended from time to time, the “2020 Plan”) provides for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, deferred stock units (“DSUs”) and other equity-based awards.

Stock-based compensation expense recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations was $2.2 million and $2.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively, and $4.5 million and $6.7 million for the six months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, there was approximately $12.7 million of total estimated unrecognized compensation cost, assuming attainment of the performance target estimates, related to stock-based compensation arrangements expected to be recognized over a weighted average period of approximately 1.7 years.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Non-Employee Director Compensation. Non-employee directors may elect to receive quarterly fees payable for their service in cash, common stock, or defer all or a portion of such fees into DSUs, equivalent to the value of the Company’s common stock. During the six months ended March 31, 2026, common shares of 8,971 were issued from treasury shares for director compensation related to quarterly fees payable and 4,076 deferred stock units. Annual non-employee director equity compensation is granted in the form of RSUs or DSUs at their election and will vest on the earlier of the day immediately preceding the Issuer's next annual meeting (as long as the meeting is held at least 50 weeks from the grant date) and the first anniversary of the grant date. In relation to these annual fees, the Company granted 33,068 RSUs and 16,982 DSUs to directors during the six months ended March 31, 2026. Additionally, as dividends are declared on the Company’s common stock, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the Board of Directors, based upon the director’s annual election.

RSUs. During the six months ended March 31, 2026, the Company granted 478,287 RSUs which vest after one to three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared. The closing stock price on the date of each grant was used to determine the fair value of RSUs.

PSUs. During the six months ended March 31, 2026, the Company granted 182,071 PSUs based upon certain performance criteria and metrics (“2026 Scorecard PSUs”). The actual number of shares of common stock that may be earned with respect to 2026 Scorecard PSUs is calculated based upon the attainment of certain thresholds for free cash flow and return on capital employed during each year of the three-year performance period and may range from 0% to 200% for each measure. Additionally, a modifier will increase or decrease the payout by 20% based upon relative total shareholder return against the Company’s peer group.

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

The following table summarizes stock-based compensation activity during the six months ended March 31, 2026:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2025	107,261	$63.43	828,922	$15.34	316,480	$16.89
Granted	—	—	478,287	18.47	182,071	19.37
Released from restriction(b)	—	—	(318,033)	15.69	—	—
Cancelled/expired	(794)	67.50	(15,573)	24.43	—	—
Outstanding at March 31, 2026	106,467	$63.40	973,603	$16.63	498,551	$17.80
(a)Until the performance period is completed, PSUs are included in the table at the target level at their grant date and at that target level represents one share of common stock per PSU.
(b)The Company paid taxes for restricted unit withholdings of approximately $1.7 million during the six months ended March 31, 2026.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the change in AOCL by component (in millions):

Six Months Ended March 31, 2026(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(0.8)	$(6.3)	$1.8	$(102.6)	$(107.9)
Other comprehensive loss before reclassifications(b)	(1.7)	—	—	(6.2)	(7.9)
Amounts reclassified from AOCL(c)(d)(e)	0.5	0.4	—	13.1	14.0
Net current period other comprehensive income (loss)	(1.2)	0.4	—	6.9	6.1
Ending balance	$(2.0)	$(5.9)	$1.8	$(95.7)	$(101.8)
(a)With the exception of the CTA and cash flow hedges, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange gain of $0.2 million in the six months ended March 31, 2026, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.
(c)Cash flow hedge amounts reclassified from AOCL to expense (income) were included in Product cost in the Condensed Consolidated Statements of Operations.
(d)Defined benefit pension amounts reclassified from AOCL to expense (income) were included in Other expense, net in the Condensed Consolidated Statements of Operations.
(e)Foreign currency amounts reclassified from AOCL to expense (income) were included in Loss on sale of business, net in the Condensed Consolidated Statements of Operations. See Note 3. Dispositions for further information.

11.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company enters into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Condensed Consolidated Balance Sheets and the balances were not material as of March 31, 2026 and September 30, 2025.

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2026, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 31, 2027. As of March 31, 2026 and September 30, 2025, the Company had agreements in place to hedge forecasted natural gas purchases of 2.5 million and 2.6 million MMBtus, respectively. All natural gas derivative instruments

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
held by the Company as of March 31, 2026 and September 30, 2025 qualified and were designated as cash flow hedges. The Company recorded a net expense related to the natural gas cash flow hedges of $0.0 million and $0.4 million, in Product costs, during the three months ended March 31, 2026 and March 31, 2025, respectively, and $0.5 million and $1.0 million, during the six months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, the Company expects to reclassify $1.8 million of net losses on natural gas derivative instruments from AOCL to earnings during the next twelve months. Refer to Note 12. Fair Value Measurements for the estimated fair value of the Company’s natural gas derivative instruments as of March 31, 2026 and Note 10. Stockholders’ Equity and Equity Instruments for the activity related to AOCL.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	March 31, 2026	Consolidated Balance Sheet Location	March 31, 2026
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$4.3	Accrued expenses and other current liabilities	$6.1
Commodity contracts	Other assets	1.5	Other noncurrent liabilities	1.7
Total derivatives(a)		$5.8		$7.8
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $4.3 million of its commodity contracts that are in current receivable positions against its contracts in current payable positions and $1.5 million in long-term other asset positions against its contracts in other noncurrent liabilities positions.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Recurring Fair Value Measurements

The following tables summarizes the fair value hierarchy for each type of instrument carried at fair value on a recurring basis (in millions):

		Fair Value Measurements at March 31, 2026 Using
	Total Carrying Value at March 31, 2026	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)(b)	$3.6	$3.6	$—	$—
Derivatives – natural gas instruments, net	5.8	—	5.8	—
Total assets at fair value	$9.4	$3.6	$5.8	$—
Liability Class:
Derivatives - natural gas instruments, net	$7.8	$—	$7.8	$—
Liabilities related to non-qualified savings plan	3.6	3.6	—	—
Total liabilities at fair value	$11.4	$3.6	$7.8	$—
(a)Includes mutual fund investments of approximately 34% in common stock of large-cap U.S. companies, 4% in common stock of small to mid-cap U.S. companies, 2% in the common stock of international companies, 9% in bond funds, 16% in short-term investments, and 35% in blended funds.
(b)The investments related to a non-qualified deferred compensation arrangement on behalf of certain members of management. The Company has a liability for the related-party transaction recorded on Other noncurrent liabilities for deferred compensation obligation.

		Fair Value Measurements at September 30, 2025 Using
	Total Carrying Value at September 30, 2025	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)(b)	$3.5	$3.5	$—	$—
Derivatives – natural gas instruments, net	7.9	—	7.9	—
Total assets at fair value	$11.4	$3.5	$7.9	$—
Liability Class:
Derivatives - natural gas instruments, net	$8.7	$—	$8.7	$—
Liabilities related to non-qualified savings plan	3.5	3.5	—	—
Total liabilities at fair value	$12.2	$3.5	$8.7	$—
(a)Includes mutual fund investments of approximately 29% in common stock of large-cap U.S. companies, 4% in common stock of small to mid-cap U.S. companies, 2% in the common stock of international companies, 9% in bond funds, 20% in short-term investments, and 36% in blended funds.
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
Other Fair Value Measurements

The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value (in millions):

		Fair Value Measurements at March 31, 2026 Using
	Total Carrying Value at March 31, 2026	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
8.00% Senior Notes due July 2030	$650.0	$—	$671.9	$—

		Fair Value Measurements at September 30, 2025 Using
	Total Carrying Value at September 30, 2025	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
8.00% Senior Notes due July 2030	$650.0	$—	$680.1	$—
6.75% Senior Notes due December 2027	150.0	—	150.1	—
Valuation Techniques: Observable market-based inputs were used to estimate fair value for Level 2 inputs, based on available trading information. Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature.

13.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets consisted of the following (in millions):

	March 31, 2026	September 30, 2025
Other current assets
Prepaid taxes	$19.1	$9.7
Other	12.9	11.2
Total other current assets	$32.0	$20.9

Other noncurrent assets
Operating lease right-of-use assets, net	$48.8	$52.3
Raw materials and supplies, net of allowance	32.9	33.0
Deposits(a)	2.8	43.8
Other	14.1	18.2
Total other noncurrent assets	$98.6	$147.3
(a)    Refer to Note 6. Income Taxes for further information.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Other liabilities consisted of the following (in millions):

	March 31, 2026	September 30, 2025
Accrued expenses and other current liabilities
Accrued expenses	$39.9	$36.5
Legal and environmental liabilities	45.6	51.8
Current portion of operating lease liabilities	15.8	14.7
Other taxes payable	6.0	7.7
Total accrued expenses and other current liabilities	$107.3	$110.7

Other noncurrent liabilities
Noncurrent portion of operating lease liabilities	$34.3	$39.2
Tax contingencies(a)	15.5	67.4
Other	23.7	19.4
Total other noncurrent liabilities	$73.5	$126.0
(a)    Refer to Note 6. Income Taxes for further information.

14.    NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted net income per share reflects the potential dilution that could occur under the more dilutive of either the treasury stock method or the two-class method for calculating the weighted-average number of outstanding common shares. Under the treasury stock method, potential shares of common shares outstanding are not included in the computation of diluted net income (loss) per share if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except for share and per-share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$12.7	$(32.0)	$31.3	$(55.6)
Less: net income allocated to participating securities(a)	(0.2)	—	(0.6)	—
Net income (loss) available to common stockholders	$12.5	$(32.0)	$30.7	$(55.6)

Denominator (in thousands):
Weighted-average common shares outstanding for basic net income (loss) per share	42,160	41,521	42,105	41,480
Weighted-average effect of dilutive equity awards outstanding	197	—	192	—
Shares for diluted net income (loss) per share(b)	42,357	41,521	42,297	41,480

Basic net income (loss) per common share	$0.30	$(0.77)	$0.73	$(1.34)
Diluted net income (loss) per common share	$0.30	$(0.77)	$0.73	$(1.34)
(a)Weighted participating securities, consisting of RSUs that are entitled to non-forfeitable dividends if declared, totaled 889,000 and 792,000 for the three and six months ended March 31, 2026, respectively.
(b)Weighted-average equity awards outstanding of 869,000 and 1,298,000, for the three months ended March 31, 2026 and March 31, 2025, respectively, and 770,000 and 1,227,000, for the six months ended March 31, 2026 and March 31, 2025, respectively, were excluded from diluted net income (loss) per common share as they were anti-dilutive.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

15.    RELATED PARTY TRANSACTIONS

The Company recorded SOP sales to certain subsidiaries of Koch Industries, Inc., which are considered related parties, of approximately $0.4 million and $0.8 million, for the three months ended March 31, 2026 and March 31, 2025, respectively, and $0.9 million and $1.9 million for the six months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026 and September 30, 2025, the Company recorded $0.0 million and $0.2 million, respectively, of receivables due from Koch Industries, Inc. in its Condensed Consolidated Balance Sheets. The Company had no related-party payables outstanding due to Koch Industries, Inc. as of March 31, 2026 and September 30, 2025.

Effective December 18, 2025, a new member was appointed to the Company’s board of directors. The new director also serves as President and Chief Executive Officer of another company from which the Company purchased approximately $1.1 million and $2.2 million of salt-treatment materials during the three and six months ended March 31, 2026, respectively, constituting a related party transaction. In addition, the Company has a payable of approximately $0.1 million outstanding as of March 31, 2026, related to this transaction.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; geological conditions; weather conditions; our continued ability to access ambient lake brine in the Great Salt Lake; dependency on a limited number of key production and distribution facilities and critical equipment; the inability to fund necessary capital expenditures or successfully complete capital projects; uncertainties in estimating our economically recoverable reserves and resources; the useful life of our mine properties; conversion of mineral resources into mineral reserves; strikes, other forms of work stoppage or slowdown or other union activities; supply constraints or price increases for energy, including the ongoing conflict in Iran and geopolitical tensions that could lead to significant disruption of global energy supplies and increases in global energy prices, and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; the inability of our customers to access credit or a default by our customers of trade credit extended by us; financial assurance requirements; our payment of any dividends; the seasonal demand for our products; variables impacting effective inventory management may adversely impact our performance; the impact of anticipated changes in potash product prices and customer application rates; the impact of competition on the sales of our products; inflation risks; increasing costs or a lack of availability of transportation services; risks associated with our international operations and sales, including the impact of any tariffs and changes in currency exchange rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products, including the impact of any tariffs; our rights and governmental authorizations to mine and operate our properties; risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies; compliance with environmental, health and safety laws and regulations; environmental liabilities; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; changes in laws, industry standards and regulatory requirements, including any changes in tariffs imposed; product liability claims and product recalls; misappropriation or infringement claims relating to intellectual property; inability to obtain required product registrations or increased regulatory requirements; our ability to successfully implement our strategies; risks related to labor shortages and the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; climate change and related laws and regulations; our ability to expand our business through acquisitions and investments, realize anticipated benefits from acquisitions and investments and integrate acquired businesses; outbreaks of contagious disease or similar public health threats; domestic and international general business and economic conditions; our ability to successfully remediate the material weakness in our internal controls over financial reporting disclosed in this Form 10-Q; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the annual period ended September 30, 2025 (“2025 Form 10-K”).

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
Unless the context requires otherwise, references to the “Company,” “Compass Minerals,” “our,” “us” and “we” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the United Kingdom (“UK”) include only England, Scotland and Wales. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds and one metric ton equals 2,204.6 pounds. Compass Minerals and Protassium+ and combinations thereof, are trademarks of CMI or its subsidiaries in the U.S. and other countries.

Critical Accounting Estimates

A discussion of our critical accounting estimates used in preparation of our consolidated financial statements is presented under the heading "Management’s Discussion of Critical Accounting Estimates" in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Company Overview

Compass Minerals is a leading global provider of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of March 31, 2026, we operate 11 production and packaging facilities, including:
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

Our Salt segment provides highway deicing salt to customers in North America and the UK as well as consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other salt-based products for consumer, industrial, chemical and agricultural applications in North America. In the UK, we operate a records management business, included in Corporate and Other, utilizing excavated areas of our Winsford salt mine with one other location in London, England.

Our Plant Nutrition segment produces and markets SOP products in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. We market our SOP under the trade name Protassium+®.

Sale and Disposition of Wynyard SOP Business. On February 3, 2026, we entered into a share purchase agreement (the “Share Purchase Agreement”) to sell our SOP business in Wynyard, Saskatchewan, Canada. The Share Purchase Agreement provided for total consideration of approximately $30.8 million, prior to indebtedness and working capital adjustments of $2.1 million. The transaction closed on March 1, 2026. At closing, we received cash proceeds of $23.2 million, net of (i) $3.9 million placed in escrow, (ii) $1.3 million of cash on hand transferred to the buyer, and (iii) $0.3 million of transaction costs. As a result of the transaction, we recorded a pre-tax loss on sale of business, net, of $14.6 million, which included $13.1 million of foreign currency translation adjustments reclassified from Accumulated other comprehensive loss, for both the three and six months ended March 31, 2026. Prior to the sale and disposition, the results of the Wynyard SOP business were included in the Plant Nutrition operating segment and represented less than 3% of the Company’s total sales. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

AR Securitization Facility. On March 19, 2026, certain of our U.S. subsidiaries entered into a Sixth Amendment to our Accounts Receivable Securitization Facility (“AR Facility”) of up to $100.0 million with PNC Bank, National Association (“PNC”), as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent, extending the facility to March 2029.

Redemption of 2027 Notes. On March 30, 2026, we redeemed in full the remaining $150.0 million outstanding 6.75% Senior Notes due 2027 (the “2027 Notes”) using cash on hand at 100% of principal plus accrued interest.

Tariffs. We continue to monitor the current tariff landscape including the U.S. Supreme Court decision overturning U.S. tariffs initiated in calendar 2025. As our products are United States-Mexico-Canada (“USMCA”) compliant under the USMCA trade agreement, we had minimal impact from tariff developments. Accordingly, our exports from Canada into the United States are exempt from tariffs at this time.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
OBBBA. On July 4, 2025, the U.S. enacted a budget reconciliation package known as the “One Big Beautiful Bill Act of 2025” (“OBBBA”), which includes both tax and non-tax provisions. While the Company is benefiting from the relaxing of interest deduction limitations, the Company does not view the OBBBA to significantly impact its income tax profile.

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three and six months ended March 31, 2026 (also referred to as “QTR 2026” and “YTD 2026,” respectively) and three and six months ended March 31, 2025 (also referred to as “QTR 2025” and “YTD 2025,” respectively). The following discussion should be read in conjunction with the information contained in our Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED MARCH 31

Commentary: Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

•Total sales decreased 8.4%, or $41.4 million, primarily due to lower Salt segment sales. The decrease in sales for Salt was driven by a 21.6% decline in deicing sales volumes and a 0.4% decrease in consumer and industrial sales volumes, partially offset by a combined average sales price increase of 9.7% between the two periods. Plant Nutrition sales increased 14.9%, compared to the prior-year period, due to higher average sales prices and higher sales volumes.
•Operating income of $56.0 million improved by $59.1 million from an operating loss of $3.1 million in the prior-year period, primarily reflecting higher Plant Nutrition operating income and no loss on impairment recorded during the three months ended March 31, 2026, compared to a $53.0 million loss on impairment recorded during the three months ended March 31, 2025. Salt operating income decreased by $1.7 million, primarily due to lower sales volumes and higher per-unit product and per-unit shipping and handling costs. Plant Nutrition operating income was $7.6 million and improved from a prior period operating loss of $1.8 million, primarily due to higher average sales prices, lower per-unit product and per-unit shipping and handling costs, and higher sales volumes.
•Diluted net income per common share of $0.30 improved by $1.07 from $0.77 net loss per common share in the prior-year period.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Net income was $12.7 million for the three months ended March 31, 2026, compared to a net loss of $32.0 million for the three months ended March 31, 2025, primarily reflecting lower impairment losses, higher gross profit and foreign exchange gains, and reduced selling, general and administrative expense, partially offset by a higher income tax expense and recognition of a loss on the sale of the Wynyard SOP business.

Commentary: Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025

•Total sales increased 5.9%, or $47.5 million, during the six months ended March 31, 2026 compared to the prior-year period. The higher Salt segment sales was driven by higher Salt combined average sale prices of 6.6% and higher consumer and industrial sales volumes of 6.5%, partially offset by lower highway deicing sales volumes of 1.9%. Plant Nutrition sales increased 6.8%, compared to the prior-year period, primarily due to higher average sales prices, partially offset by lower sales volumes.
•Operating income of $92.6 million improved by $95.2 million from an operating loss of $2.6 million in the prior-year period, primarily reflecting higher Salt and Plant Nutrition operating income and no loss on impairment recorded during the six months ended March 31, 2026, compared to a $53.0 million loss on impairment recorded during the six months ended March 31, 2025. Salt operating income increased $18.0 million, primarily due to higher combined average sales prices, partially offset by lower sales volumes and higher per-unit product and per-unit shipping and handling costs. Plant Nutrition operating income was $13.0 million and improved from a prior-year period operating loss of $4.9 million, primarily due to higher average sales prices and lower per-unit product and per-unit shipping and handling costs, partially offset by lower sales volumes.
•Diluted net income per common share of $0.73 improved by $2.07 from $1.34 net loss per common share in the prior-year period.
•Net income was $31.3 million for the six months ended March 31, 2026, compared to a net loss of $55.6 million for the six months ended March 31, 2025, primarily reflecting lower impairment losses, higher gross profit, reduced selling, general and administrative expenses, and lower income tax expense, and other expense, partially offset by the recognition of a loss on the sale of the Wynyard SOP business.

THREE AND SIX MONTHS ENDED MARCH 31
Commentary: Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Gross Profit and Gross Margin:
•Gross profit increased 8.1%, or $6.2 million, primarily due to the higher Plant Nutrition segment gross profit, partially offset by lower Salt segment gross profit. Gross margin increased 2.8 percentage points to 18.3%.
•Salt segment gross profit decreased $3.7 million, primarily due to lower sales volumes and higher per-unit product and per-unit shipping and handling costs. Salt per-unit shipping and handling cost increases were due to a combination of inflationary pressure on logistic rates and wider mix of shipping points.
•The gross profit of the Plant Nutrition segment increased $8.8 million, due to higher average sales prices and lower per-unit product and per-unit shipping and handling costs. Plant Nutrition per-unit shipping and handling cost decreases reflect a combination of changes in customer and mode of transportation mix and inflationary pressure on logistic rates.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Commentary: Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025

Gross Profit and Gross Margin:
•Gross profit increased 31.6%, or $35.1 million, driven by higher Plant Nutrition and Salt segment gross profits. Gross margin increased 3.3 percentage points to 17.2%.
•Salt segment gross profit increased $15.2 million, primarily due to higher average sales prices, partially offset by lower sales volumes and higher per-unit product and per-unit shipping and handling costs. Salt per-unit shipping and handling cost increases were due to a combination of inflationary pressure on logistic rates and wider mix of shipping points.
•The gross profit of the Plant Nutrition segment increased $17.3 million, due to higher average sales prices and lower per-unit product and per-unit shipping and handling costs, which were partially offset by lower sales volumes. Plant Nutrition per-unit shipping and handling cost decreases reflect a combination of changes in customer and mode of transportation mix and inflationary pressure on logistic rates.

OTHER EXPENSES AND INCOME

Commentary: Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Selling, General and Administrative Expenses:
•The decrease of $2.6 million in selling, general and administrative expense from $29.6 million to $27.0 million during the three months ended March 31, 2026, compared to three months ended March 31, 2025, was primarily due to a reduction in corporate compensation expense.

Loss on Impairments:
•No impairment loss was recorded during the three months ended March 31, 2026. During the three months ended March 31, 2025, we recorded an impairment loss of $53.0 million related to the exit of the Fortress fire retardant business. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Other Operating Income:
•Other operating income was $0.0 and $2.7 million, for the three months ended March 31, 2026 and March 31, 2025, respectively. Other operating income in the prior-year period was primarily due to a gain from changes in contingent consideration related to the Fortress acquisition, partially offset by severance costs associated with the decision to exit the Fortress fire retardant business. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Interest Income:
•The increase in interest income of 0.4 million during the current period was primarily due to the higher average cash balance in the current year.

Interest Expense:
•Interest expense was relatively unchanged at $17.9 million for the three months ended March 31, 2026, compared to $18.0 million for the three months ended March 31, 2025.

Loss on Sale of Business, Net:
•The sale of our Wynyard SOP business during the three months ended March 31, 2026, resulted in a pre-tax loss on sale of business, net, of $14.6 million, which included $13.1 million of cumulative foreign currency translation adjustments reclassified from Accumulated other comprehensive loss. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Gain on Foreign Exchange, Net:
•Foreign exchange gain was $5.6 million during the three months ended March 31, 2026, compared to a gain of $0.1 million in the same quarter of the prior-year period, primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Loss on Extinguishment of Debt:
•During the three months ended March 31, 2026, we recorded a $0.5 million loss on extinguishment of debt related to the write-off of deferred financing costs from the redemption of the 2027 Notes, with no comparable activity in the prior-year period.

Other Expense, net:
•Other expense was $0.5 million for the three months ended March 31, 2026, compared to $1.4 million for the three months ended March 31, 2025, which primarily reflected credit agreement modification fees incurred in December 2024.

Income Tax Expense:
•Income tax expense increased by $6.2 million for the three months ended March 31, 2026, versus the three months ended March 31, 2025, primarily due to the book loss on sale of the Wynyard SOP business in the three months ended March 31, 2026, which resulted in additional tax expense due to differences in book and tax basis. See Note 6. Income Taxes and Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
•Our effective tax rate was 55.7% for the three months ended March 31, 2026, which is primarily driven by the income mix by country with income recognized in foreign jurisdictions, for which tax expense was recorded, offset by losses recognized in the U. S. for which a valuation allowance has been recorded against the U.S. tax benefit as well as the impacts of the sale of the Wynyard SOP business noted above. See Note 6. Income Taxes and Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
•Our income tax provision for the three months ended March 31, 2026 and March 31, 2025 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, nondeductible executive compensation, foreign income, mining and withholding taxes, impacts of the sale of the Wynyard SOP business, valuation allowance expense, and base erosion and anti-abuse tax.

Commentary: Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025

SG&A:
•The decrease of $9.3 million in selling, general and administrative expense from $62.9 million to $53.6 million during the six months ended March 31, 2026, compared to the six months ended March 31, 2025, was primarily due to reductions in corporate compensation expense, professional services and legal fees.

Loss on Impairments:
•No impairment loss was recorded during the six months ended March 31, 2026. During the six months ended March 31, 2025, we recorded an impairment loss of $53.0 million related to the exit of the Fortress fire retardant business. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Other Operating Income:
•Other operating income was $0.0 million and $2.2 million, for the six months ended March 31, 2026 and March 31, 2025, respectively. Other operating income in the prior-year period was mostly due to changes in contingent consideration related to the Fortress acquisition and a net increase in severance costs resulting from the decision to exit the Fortress fire retardant business. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Interest Income:
•The increase in interest income of $0.3 million during the current period was primarily due to the higher average cash balance in the current year.

Interest Expense:
•Interest expense was $36.0 million, for the six months ended March 31, 2026, compared to $34.9 million, for the six months ended March 31, 2025.

Gain on Foreign Exchange, Net:
•Foreign exchange gain was $3.5 million during the six months ended March 31, 2026, compared to a gain of $5.3 million in the prior-year period, primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Loss on Sale of Business, Net:
•The sale of our Wynyard SOP business during the six months ended March 31, 2026, resulted in a pre-tax loss on sale of business, net, of $14.6 million, which included $13.1 million of cumulative foreign currency translation adjustments reclassified from Accumulated other comprehensive loss, with no comparable activity in the prior-year period. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Loss on Extinguishment of Debt:
•During the six months ended March 31, 2026, we recorded a $0.5 million loss on extinguishment of debt related to the write-off of deferred financing costs from the redemption of the 2027 Notes, with no comparable activity in the prior-year period.

Other Expense, net:
•Other expense was $0.8 million for the six months ended March 31, 2026, compared to $4.5 million for the six months ended March 31, 2025, which was primarily due to fees paid and the write-off of previously capitalized deferred financing costs when we modified our credit agreement in the prior-year period.

Income Tax Expense:
•Tax expense decreased by $5.7 million for the six months ended March 31, 2026, versus the six months ended March 31, 2025 primarily due to decreased pretax book income in foreign jurisdictions in the six months ended March 31, 2026. Note the impacts of the sale of the Wynyard SOP business recorded in Q2 and the impacts of the Ontario mining tax settlement recorded in Q1 largely offset each other through the six months ended March 31, 2026. See Note 6. Income Taxes and Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
•Our effective tax rate was 30.6% for the six months ended March 31, 2026, which is primarily driven by the income mix by country with income recognized in foreign jurisdictions, for which tax expense was recorded, offset by losses recognized in the U.S. for which a valuation allowance has been recorded against the U.S. tax benefit carryforward as well as previously mentioned impacts of the Ontario mining tax settlement and the sale of the Wynyard SOP business. See Note 6. Income Taxes and Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
•Our income tax provision for the six months ended March 31, 2026 and March 31, 2025 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, nondeductible executive compensation, foreign income, mining and withholding taxes, impacts of the Ontario mining tax settlement, impacts of the sale of the Wynyard SOP business, valuation allowance expense, and base erosion and anti-abuse tax.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.

The results of operations of the consolidated records management business and other incidental revenues include sales of $3.6 million for both the three months ended March 31, 2026 and March 31, 2025, and $7.4 million and $7.2 million for the six months ended March 31, 2026 and March 31, 2025, respectively. These sales were not material to our consolidated financial results and were not included in the following operating segment financial data.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Salt Segment

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Salt Sales (in millions)	$382.6	$432.7	$714.1	$674.9
Salt Operating Income (in millions)	$65.2	$66.9	$114.3	$96.3
Salt Sales Volumes (thousands of tons)
Highway deicing	3,593	4,583	6,444	6,570
Consumer and industrial	520	522	1,095	1,028
Total tons sold	4,113	5,105	7,539	7,598
Average Salt Sales Price (per ton)
Highway deicing	$77.60	$70.86	$75.99	$70.45
Consumer and industrial	$199.49	$206.71	$204.92	$206.25
Combined	$93.01	$84.76	$94.72	$88.83
Commentary: Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

•Salt sales decreased $50.1 million, or 11.6%, primarily due to lower sales volumes, partially offset by higher combined average sales price.
•Total salt sales volumes decreased 19.4%, or 992,000 tons. Highway deicing sales volumes decreased 21.6% and consumer and industrial sales volumes decreased 0.4%.
•Combined average sales prices increased 9.7% between the two periods, reflecting changes in sales price mix. Highway deicing average sales price increased 9.5%, while consumer and industrial average sales price decreased 3.5%.
•Salt operating income decreased $1.7 million, primarily due to lower sales volumes and higher per-unit product and per-unit shipping and handling per-unit costs, partially offset by higher average sales price.

Commentary: Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025

•Salt sales increased $39.2 million, or 5.8%, primarily due to higher total average sales price, partially offset by slightly lower total sales volumes.
•Total salt sales volumes decreased 0.8%, or 59,000 tons. Highway deicing sales volumes decreased 1.9%, while consumer and industrial sales volumes increased 6.5%.
•Combined average sales prices increased 6.6% between the two periods, reflecting changes in sales price mix. Highway deicing average sales price increased 7.9%, while consumer and industrial average sales price decreased 0.6%.
•Salt operating income increased $18.0 million, driven by higher average sales price, partially offset by higher per-unit product and per-unit shipping and handling costs and lower total sales volumes.

Plant Nutrition Segment

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Plant Nutrition Sales (in millions)	$67.0	$58.3	$127.8	$119.7
Plant Nutrition Operating Income (Loss) (in millions)	$7.6	$(1.8)	$13.0	$(4.9)
Plant Nutrition Sales Volumes (thousands of tons)	97	93	186	195
Plant Nutrition Average Sales Price (per ton)	$690	$626	$689	$614

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

•Plant Nutrition sales increased 14.9%, or $8.7 million, reflecting a 10.3% increase in average sales prices and a 4.3% increase in sales volume, compared to the prior-year period.
•Plant Nutrition operating income was $7.6 million, an improvement from an operating loss of $1.8 million in the prior-year period, primarily due to higher average sales prices, lower per-unit product and per-unit shipping and handling costs, and higher sales volumes.

Commentary: Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025

•Plant Nutrition sales increased 6.8%, or $8.1 million, reflecting a 12.3% increase in average sales prices and a 4.6% decrease in sales volumes year over year.
•Plant Nutrition operating income was $13.0 million an improvement from an operating loss of $4.9 million in the prior-year period, primarily due to higher average sales prices and lower per-unit product and per-unit shipping and handling costs, partially offset by lower sales volumes.

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

EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, interest income, (gain) loss on foreign exchange, other (income) expense, net and other significant items that management does not consider indicative of normal operations. Other significant items, if any, such as restructuring charges, (gain) loss on sale of a business, and impairment charges involve distinct initiatives that are not reflective of core operating activities and affect the comparability of our operational results across reporting periods. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

Net income increased $44.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily reflecting lower impairment losses of $53.0 million, higher gross profit and foreign exchange gains, and reduced selling, general and administrative expense, partially offset by higher income tax expense and recognition of a loss on the sale of the Wynyard SOP business of $14.6 million. For the six months ended March 31, 2026, net income was $31.3 million, compared to a net loss of $55.6 million for the six months ended March 31, 2025, primarily reflecting lower impairment losses of $53.0 million, higher gross profit of $35.1 million, lower income tax expense, reduced selling, general and administrative expenses and other expense, partially offset by the recognition of a loss on the sale of the Wynyard SOP business of $14.6 million.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Adjusted EBITDA increased $2.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increases in gross profit and a reduction in selling, general and administrative expenses. For the six months ended March 31, 2026, Adjusted EBITDA increased $35.5 million, compared to the six months ended March 31, 2025, primarily due to increases in gross profit and a reduction in selling, general and administrative expenses.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$12.7	$(32.0)	$31.3	$(55.6)
Interest expense	17.9	18.0	36.0	34.9
Income tax expense	16.0	9.8	13.8	19.5
Depreciation, depletion and amortization	28.2	26.5	54.6	53.3
EBITDA	74.8	22.3	135.7	52.1
Adjustments to EBITDA:
Stock-based compensation - non-cash	2.2	2.8	4.5	6.7
Interest income	(0.6)	(0.2)	(0.9)	(0.6)
Gain on foreign exchange, net	(5.6)	(0.1)	(3.5)	(5.3)
Loss on sale of business, net(a)	14.6	—	14.6	—
Loss on extinguishment of debt(b)	0.5	—	0.5	—
Product recall costs(c)	—	0.9	—	1.8
Restructuring charges(d)	—	4.0	—	4.0
Loss on impairments(e)	—	53.0	—	53.0
Other expense, net	0.5	1.4	0.8	4.5
Adjusted EBITDA	$86.4	$84.1	$151.7	$116.2
(a)Loss on sale of the Wynyard business of $14.6 million, included a $13.1 million recognition of cumulative foreign currency translation adjustments reclassified from Accumulated other comprehensive loss.
(b)Loss on extinguishment of debt of $0.5 million was related to the write-off of deferred financing costs from the redemption of the 2027 Notes.
(c)Costs of $0.9 million and $1.8 million relate to a recall of food-grade salt produced at our Goderich plant for the three and six months ended March 31, 2025, respectively. Refer to Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional details.
(d)Restructuring charges of $4.0 million were due to a reduction in workforce, changes to executive leadership and additional restructuring costs related to the exit of the Fortress fire retardant business for both the three and six months ended March 31, 2025.
(e)Loss on impairments of $53.0 million related to intangible assets due to the exit of the Fortress fire retardant business for both the three and six months ended March 31, 2025.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements were the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $325 million revolving credit facility and our revolving AR Securitization Facility to March 2029 with a capacity, which is subject to certain conditions, of up to $100.0 million. As of March 31, 2026, we had liquidity of approximately $378.9 million, comprised of $74.1 million of cash and cash equivalents and $304.8 million of availability under our $325 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to indefinitely reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of March 31, 2026, we had $19.3 million cash and cash equivalents that were either held directly or indirectly by foreign subsidiaries. In fiscal 2025, we did not repatriate any

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
unremitted foreign earnings. During the three months ended March 31, 2026, we repatriated approximately $11 million of unremitted foreign earnings from our UK operations on which there was no income tax impact as of March 31, 2026. It is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. In November 2025, we reached a settlement with a Canadian provincial tax authority regarding a tax dispute. The settlement resolved the dispute for tax years 2002 through 2018 for a total cash outlay of $8.2 million, net of federal refunds and deductions associated with the agreed upon tax and interest and was paid during the six months ended March 31, 2026. With the settlement, the performance bonds of $157.4 million posted as collateral for the 2002 through 2018 period were released. See Note 6. Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q, for a discussion regarding our Canadian tax reassessments.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended March 31, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the six months ended March 31, 2026, an additional valuation allowance of $0.1 million has been recorded to recognize the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

Indebtedness

As of March 31, 2026, we had $725.0 million of outstanding indebtedness, consisting of $650.0 million outstanding under our 8.00% Senior Notes due 2030 and $75.0 million of outstanding loans under the accounts receivable financing facility (“AR Facility”) (see Note 7. Long-Term Debt and Finance Lease Liabilities in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for more detail regarding our debt). We had no borrowings outstanding under our revolving credit facilities under the Credit Agreement. Outstanding letters of credit totaling $20.2 million as of March 31, 2026 further reduced available borrowing capacity under our revolving credit facility to $304.8 million.

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

Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Furthermore, we must remain in compliance with the terms of the 2023 Credit Agreement governing our credit facilities, including the consolidated first lien net leverage ratio and consolidated interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indentures governing our 8.00% Senior Notes due July 2030, which limit the amount of dividends we can pay to our stockholders.

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

Historical Cash Flows

The table below provides a summary of our sources and uses of cash (in millions):

	Six Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$160.4	$182.8
Net cash used in investing activities	(18.6)	(35.9)
Net cash used in financing activities	(127.3)	(116.8)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.8)
Net change in cash and cash equivalents	$14.4	$29.3

As of March 31, 2026, we had cash and cash equivalents of $74.1 million, compared to $59.7 million as of September 30, 2025.

Cash Flows from Operating Activities

Net cash provided by operating activities, as reflected in the Condensed Consolidated Statements of Cash Flows, were $160.4 million, for the six months ended March 31, 2026, as compared to $182.8 million, for the six months ended March 31, 2025.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events; consequently, the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our operating cash flows for both the six months ended March 31, 2026 and March 31, 2025, reflect the seasonal increase in accounts receivable and accounts payable and the decrease in inventories due to the winter season.

During the six months ended March 31, 2026, changes in Other assets and Other liabilities during the six months ended March 31, 2026, primarily reflect the settlement of the tax dispute with the Canadian tax authorities, of which previously recorded deposits were applied to the amount due at settlement. See Note 6. Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q, for further information.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Cash Flows from Investing Activities

Net cash used in investing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, were $18.6 million and $35.9 million, during the six months ended March 31, 2026 and March 31, 2025, respectively. Cash outflows from investing activities for capital expenditures during the six months ended March 31, 2026 and March 31, 2025 were $41.0 million and $35.8 million, respectively. We estimate that our cash outflows for capital expenditures will be approximately $90 million to $110 million for the fiscal year ended September 30, 2026.

On February, 3, 2026, we entered into an agreement to sell our SOP business in Wynyard, Saskatchewan, Canada. The transaction closed on March 1, 2026 and we received $23.2 million proceeds from sale of business, net of cash and transaction costs. For further information, see Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Cash Flows from Financing Activities

Net cash used in financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, were $(127.3) million, for the six months ended March 31, 2026, compared to net cash provided by financing activities of $(116.8) million, for the six months ended March 31, 2025, primarily reflecting the redemption of the 2027 Notes, during the six months ended March 31, 2025 versus the repayments, net of borrowings, under the Revolving Credit Facility during the six months ended March 31, 2025. On March 30, 2026, we redeemed in full the remaining $150.0 million outstanding 2027 Notes, using cash on hand at 100% of principal plus accrued interest.

On March 19, 2026, certain of our U.S. subsidiaries entered into a Sixth Amendment to our AR Facility, extending the facility to March 2029.

Product Recall

On October 25, 2024, we issued a recall for specific production lots of food-grade salt produced at our Goderich Plant following a customer report of a non-organic, foreign material in our product. We subsequently expanded the voluntary recall to include food products from the Goderich Plant between September 18, 2024 and November 6, 2024. We followed recall protocol and notified the BRCGS Global Standard for Food Safety certifying body, the Canadian Food Inspection Agency (“CFIA”) and the U.S. Food and Drug Administration (“FDA”). We completed our investigation and continue to assess the scope and magnitude of customer claims related to the recall. At this time, based on currently available information and our applicable insurance coverage, we do not believe any incremental losses will have a material adverse effect on our results of operations or cash flows in future periods. The recall in the United States, supervised by the FDA, is complete, and the matter is closed with FDA. The CFIA has conducted a follow-up inspection of the Goderich Plant to verify compliance with regulatory requirements and identified no non-compliances. See Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional details.

Other Matters

See Note 6. Income Taxes and Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion regarding labor, environmental and litigation matters.

Recent Accounting Pronouncements

See Note 1. Accounting Policies and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a discussion of recent accounting pronouncements.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and foreign currency exchange rate risk by entering into natural gas derivative instruments and foreign currency contracts. We may take further actions to mitigate our exposure to interest rates, exchange rates and changes in the cost of fuel consumed at our production locations or the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since September 30, 2025. For more information, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended (the Exchange Act) under the supervision and with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting as described below, the Company’s disclosure controls and procedures were ineffective as of March 31, 2026.

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

•We are redesigning and implementing balance sheet account reconciliation controls, including an approval process and additional process level controls, that includes the appropriate level of precision, support and documentation.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts noted above, there were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ending March 31, 2026 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in the legal proceedings described in Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition, except as otherwise described in Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q. There have been no material developments since September 30, 2025 with respect to our legal proceedings, except as described in Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three and six months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

10.1*
Sixth Amendment dated March 19, 2026, to the Receivables Financing Agreement dated as of June 30, 2020, among the Receivables Financing Agreement Parties (as previously amended), by and among Compass Minerals America Inc., Compass Minerals Receivables LLC and PNC Bank National Association.

95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to the Condensed Consolidated Financial Statements and (vii) document and entity information tagged as blocks of text and including detailed tags.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 7, 2026	By:	/s/ Peter Fjellman
Peter Fjellman
Chief Financial Officer
(Principal Financial Officer)