Form 10-Q
period 2026-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2026-08-06
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 3, 2026, was 41,980,874 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$56.3	$59.7
Receivables, less allowances for credit losses and rebates of $2.4 and $2.2 at June 30, 2026 and September 30, 2025, respectively	149.9	179.6
Inventories, less allowances of $8.1 and $7.7 at June 30, 2026 and September 30, 2025, respectively	257.2	312.0
Other current assets	35.7	20.9
Total current assets	499.1	572.2
Property, plant and equipment, net	747.1	770.1
Intangible assets, net	4.0	23.8
Goodwill	6.0	6.0
Other noncurrent assets	97.3	147.3
Total assets	$1,353.5	$1,519.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92.4	$96.0
Accrued salaries and wages	23.9	26.4
Current portion of finance lease liabilities	5.6	7.9
Income taxes payable	—	5.6
Accrued interest	26.4	19.0
Accrued expenses and other current liabilities	99.6	110.7
Total current liabilities	247.9	265.6
Long-term debt, net of current portion	716.6	832.2
Finance lease liabilities, net of current portion	5.9	7.6
Deferred income taxes, net	50.9	53.9
Other noncurrent liabilities	68.7	126.0
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at June 30, 2026 and September 30, 2025	0.4	0.4
Additional paid-in capital	428.7	430.0
Treasury stock, at cost — 226,753 shares at June 30, 2026 and 497,420 shares at September 30, 2025	(3.6)	(10.8)
Accumulated deficit	(52.0)	(77.6)
Accumulated other comprehensive loss	(110.0)	(107.9)
Total stockholders’ equity	263.5	234.1
Total liabilities and stockholders’ equity	$1,353.5	$1,519.4
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Sales	$215.3	$214.6	$1,064.6	$1,016.4
Shipping and handling cost	64.0	56.7	314.1	288.7
Product cost	113.4	116.7	566.4	575.4
Gross profit	37.9	41.2	184.1	152.3
Selling, general and administrative expenses	27.0	24.0	80.6	86.9
Loss on impairments	—	0.7	—	53.7
Other operating expense (income)	—	0.6	—	(1.6)
Operating income	10.9	15.9	103.5	13.3

Other expense (income):
Interest income	(0.5)	(0.3)	(1.4)	(0.9)
Interest expense	14.6	16.3	50.6	51.2
(Gain) loss on foreign exchange	(4.0)	8.4	(7.5)	3.1
(Gain) loss on sale of business, net	(0.1)	—	14.5	—
Loss on extinguishment of debt	—	7.6	0.5	7.6
Other expense (income), net	0.2	(2.5)	1.0	2.0
Income (loss) before income taxes	0.7	(13.6)	45.8	(49.7)
Income tax expense	6.4	3.4	20.2	22.9
Net (loss) income	$(5.7)	$(17.0)	$25.6	$(72.6)

Basic net (loss) income per common share	$(0.13)	$(0.41)	$0.60	$(1.74)
Diluted net (loss) income per common share	$(0.13)	$(0.41)	$0.59	$(1.74)

Weighted-average common shares outstanding (in thousands):
Basic	42,246	41,859	42,153	41,738
Diluted	42,246	41,859	42,512	41,738
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(5.7)	$(17.0)	$25.6	$(72.6)
Other comprehensive (loss) income:
Amortization of net pension costs, net of tax of $(0.1) for both the three months ended June 30, 2026 and June 30, 2025, respectively, and $(0.2) for both the nine months ended June 30, 2026 and June 30, 2025, respectively	0.2	0.2	0.6	0.6
Amortization of other postretirement benefit credits, net of tax of $0.0 for three and nine months ended June 30, 2026 and June 30, 2025, respectively	—	—	—	(0.1)
Unrealized gain (loss), net on cash flow hedges, net of tax of $0.0 for both the three and nine months ended June 30, 2026 and June 30, 2025, respectively	0.8	0.2	(0.4)	1.0
Unrealized foreign currency translation adjustments	(9.2)	29.5	(15.4)	(1.7)
Realized loss on foreign currency transactions reclassified into Loss on sale of business, net	—	—	13.1	—
Other comprehensive (loss) income	(8.2)	29.9	(2.1)	(0.2)
Total comprehensive (loss) income	$(13.9)	$12.9	$23.5	$(72.8)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2025	$0.4	$430.0	$(10.8)	$(77.6)	$(107.9)	$234.1
Total comprehensive income	—	—	—	18.6	6.7	25.3
Shares issued for stock units, net of shares withheld for taxes	—	(0.4)	(0.8)	—	—	(1.2)
Stock-based compensation	—	2.3	—	—	—	2.3
Balance, December 31, 2025	$0.4	$431.9	$(11.6)	$(59.0)	$(101.2)	$260.5
Total comprehensive income (loss)	—	—	—	12.7	(0.6)	12.1
Shares issued for stock units, net of shares withheld for taxes	—	(8.4)	7.8	—	—	(0.6)
Stock-based compensation	—	2.2	—	—	—	2.2
Balance, March 31, 2026	$0.4	$425.7	$(3.8)	$(46.3)	$(101.8)	$274.2
Total comprehensive loss	—	—	—	(5.7)	(8.2)	(13.9)
Shares issued for stock units, net of shares withheld for taxes	—	(0.4)	0.2	—	—	(0.2)
Stock-based compensation	—	3.4	—	—	—	3.4
Balance, June 30, 2026	$0.4	$428.7	$(3.6)	$(52.0)	$(110.0)	$263.5

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2024	$0.4	$420.6	$(10.2)	$2.2	$(96.4)	$316.6
Total comprehensive loss	—	—	—	(23.6)	(33.5)	(57.1)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.2)	—	—	(0.4)
Stock-based compensation	—	3.9	—	—	—	3.9
Balance, December 31, 2024	$0.4	$424.3	$(10.4)	$(21.4)	$(129.9)	$263.0
Total comprehensive (loss) income	—	—	—	(32.0)	3.4	(28.6)
Shares issued for stock units, net of shares withheld for taxes	—	(0.5)	(0.2)	—	—	(0.7)
Stock-based compensation	—	2.8	—	—	—	2.8
Balance, March 31, 2025	$0.4	$426.6	$(10.6)	$(53.4)	$(126.5)	$236.5
Total comprehensive (loss) income	—	—	—	(17.0)	29.9	12.9
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(0.1)	—	—	(0.2)
Stock-based compensation	—	0.6	—	—	—	0.6
Balance, June 30, 2025	$0.4	$427.1	$(10.7)	$(70.4)	$(96.6)	$249.8
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$25.6	$(72.6)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	80.2	76.5
Amortization of deferred financing costs	3.1	3.5
Non-cash portion of stock-based compensation	7.9	7.3
Deferred income taxes	(3.0)	(0.5)
Unrealized foreign exchange (gain) loss, net	(8.4)	1.0
Loss on impairments	—	53.7
Net gain from remeasurement of contingent consideration	—	(7.9)
Loss on extinguishment of debt	0.5	7.6
Loss on sale of business, net	14.5	—
Gain on sale of Fortress assets	—	(2.4)
Other, net	2.0	1.3
Changes in operating assets and liabilities:
Receivables	26.6	14.2
Inventories	40.1	138.0
Other assets	33.2	1.4
Accounts payable and accrued expenses and other current liabilities	(2.0)	(27.4)
Other liabilities	(57.5)	10.9
Net cash provided by operating activities	162.8	204.6
Cash flows from investing activities:
Capital expenditures	(62.1)	(53.8)
Proceeds from sale of business, net of cash and transaction costs	23.3	—
Proceeds from sale of Fortress assets, net of transaction costs	—	19.6
Other, net	(1.0)	(0.5)
Net cash used in investing activities	(39.8)	(34.7)
Cash flows from financing activities:
Borrowings under revolving credit facility	152.0	244.3
Repayments under revolving credit facility	(117.0)	(434.4)
Proceeds from issuance of long-term debt	58.8	62.1
Principal payments on long-term debt	(211.6)	(255.1)
Proceeds from 2030 Notes	—	650.0
Repurchase of 2027 Notes	—	(350.0)
Premium paid to extinguish 2027 Notes	—	(3.9)
Payments of deferred financing costs	(0.4)	(15.5)
Shares withheld to satisfy employee tax obligations	(2.0)	(1.3)
Other, net	(6.9)	(7.7)
Net cash used in financing activities	(127.1)	(111.5)
Effect of exchange rate changes on cash and cash equivalents	0.7	0.8
Net change in cash and cash equivalents	(3.4)	59.2
Cash and cash equivalents, beginning of the year	59.7	20.2
Cash and cash equivalents, end of period	$56.3	$79.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$40.2	$57.9
Income taxes paid, net of refunds	$34.6	$26.5
Non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7.7	$17.8
Right-of use assets obtained in exchange for new finance lease liabilities	$0.6	$4.6
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Accounting Pronouncements Issued Not Yet Adopted

Income Tax Disclosures. In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures by requiring consistent categories and additional disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, and is effective for the Company beginning in the annual report for the fiscal year ended September 30, 2026. The amendments should be applied prospectively; however, retrospective application is permitted. The Company will adopt the disclosure requirements of ASU 2023-09 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2026, which will result in additional disclosures related to income tax but will not impact the Company’s results of operations or financial position.

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
Presentation

In the Condensed Consolidated Statements of Cash Flows, the presentation of Principal payments to pay down term loan of $(191.3) million has been reclassified in the nine months ended June 30, 2025 to Principal payments on long-term debt to conform to current year presentation.

2.    REVENUES

Disaggregation of Revenue

Sales is disaggregated in the following table by timing of revenue recognition (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Timing of revenue recognition:
Products and services transferred at a point in time	$212.5	$211.8	$1,056.2	$1,008.4
Products and services transferred over time(a)	2.8	2.8	8.4	8.0
Total sales	$215.3	$214.6	$1,064.6	$1,016.4
(a)     Amounts include records management business utilizing excavated areas of its Winsford salt mine with one other location in London, England.

For disaggregation of sales by segment and type, see Note 9. Operating Segments.

Receivables

The following table provides the balances of receivables (in millions):

	June 30, 2026	September 30, 2025
Current assets:
Receivables related to contracts with customers	$98.8	$127.3
Miscellaneous receivables(a)	51.1	52.3
Total receivables	$149.9	$179.6
(a)Refer to Note 8. Commitments and Contingencies for additional information.

Deferred Revenue

Deferred revenue represents collections under contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Deferred revenue included in Accrued expenses and other current liabilities as of June 30, 2026 and September 30, 2025 was approximately $0.5 million and $1.6 million, respectively. Of the total deferred revenues in the Condensed Consolidated Balance Sheets as of September 30, 2025 that were reclassified to revenue as the result of performance obligations being satisfied during the nine months ended June 30, 2026 was $1.2 million.

3.    DISPOSITIONS

Sale and Disposition of Wynyard SOP Business

On February 3, 2026, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) to sell its SOP business in Wynyard, Saskatchewan, Canada. The Share Purchase Agreement provided for total consideration of approximately $30.8 million, prior to indebtedness and working capital adjustments totaling $2.1 million.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The transaction closed on March 1, 2026. At closing, the Company received cash proceeds of $23.3 million, net of (i) $3.9 million ($5.2 million denominated in Canadian dollars (“CAD”)) placed in escrow, (ii) $1.3 million of cash on hand transferred to the buyer, and (iii) $0.2 million of transaction costs. The escrow agreement provides for potential purchase price adjustments related to indemnification of claims. Of the escrowed amount, approximately CAD $3.3 million is scheduled to be released on March 1, 2027, and the remaining CAD $1.9 million is scheduled to be released on March 1, 2028, in each case plus accrued interest and net of any amounts deducted pursuant to the terms of the escrow agreement.

As a result of the transaction, the Company recorded a pre-tax Loss on sale of business, net, of $14.5 million, which included $13.1 million of cumulative foreign currency translation adjustments reclassified from Accumulated other comprehensive loss, for the nine months ended June 30, 2026. Prior to the sale, the results of the Wynyard SOP business were included in the Company’s Plant Nutrition operating segment. The transaction supports the Company’s ongoing balance sheet strengthening and debt-reduction initiatives.

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

As of the March 1, 2026 disposal date, the business had net assets with a carrying value of $30.2 million.

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

Impairment. As a result of the above items impacting Fortress, the Company determined that there were indicators of impairment with the associated Fortress intangible assets. Accordingly, the Company performed an impairment assessment of its customer relationships and trade name intangible assets, and their fair value was determined to be zero using an income approach in accordance with ASC 820, Fair Value Measurement, utilizing Level 3 inputs. As a result, the Company recorded a loss on impairment of $0.0 million and $53.0 million, for the three and nine months ended June 30, 2025, respectively.

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

On June 30, 2025, the Company performed an impairment test on the remaining Fortress asset group related to property, plant, and equipment and recorded a loss on impairment, net of $0.7 million, during both the three and nine months ended June 30, 2025.

Equipment Lease. On May 20, 2025, the Company purchased equipment previously leased for Fortress of $2.8 million, resulting in the termination of the related lease. The Company derecognized the right-of-use asset and lease liability. The carrying value of the lease liability was $1.5 million and the right-of-use asset was $1.4 million at the date of purchase. The $1.3 million difference between the purchase price and the lease liability was recorded as an adjustment to the carrying amount of the purchased equipment. The remaining equipment, with a carrying value of $2.7 million at June 30, 2025, was included in Property, plant and equipment, net, in the Condensed Consolidated Balance Sheets.

Contingent Consideration. In connection with the acquisition of Fortress on May 5, 2023, the Company entered into a contingent consideration arrangement for up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over a five year period, and a cash earn-out based on volumes of certain Fortress fire retardant products sold over a 10-year period. Given the business ceased operations and had no future expected cash flows, the carrying value of the contingent consideration of $7.9 million was reduced to zero as of March 31, 2025. For the three and nine months ended June 30, 2025, the Company recorded income, included in Other operating expense (income) of $0.0 million and $7.9 million, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Asset Purchase Agreement. On May 30, 2025, the Company entered into an Asset Purchase Agreement, selling substantially all Fortress assets for $20.0 million in cash. The Company paid approximately $0.4 million of costs related to the sale. The assets included in the sale had a net book value of approximately $17.2 million. The fair value of proceeds received, net of transaction costs, exceeded the carrying amount, resulting in a gain of $2.4 million, recorded in Other expense (income), net, in the Condensed Consolidated Statements of Operations for both the three and nine months ended June 30, 2025.

4.    INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2026	September 30, 2025
Finished goods	$151.5	$219.1
Work in process	5.9	5.9
Raw materials and supplies(a)	99.8	87.0
Total inventories	$257.2	$312.0
(a)Excludes certain raw materials and supplies of $32.6 million and $33.0 million as of June 30, 2026 and September 30, 2025, respectively, that are not expected to be consumed within the next twelve months, included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.

5.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2026	September 30, 2025
Land, buildings and structures, and leasehold improvements(a)	$539.7	$554.1
Machinery and equipment(a)	1,156.6	1,154.9
Office furniture and equipment	13.5	23.9
Mineral interests	168.0	169.1
Construction in progress	68.5	51.6
	1,946.3	1,953.6
Less: accumulated depreciation, depletion, and amortization	(1,199.2)	(1,183.5)
Property, plant and equipment, net	$747.1	$770.1
(a)    Includes finance lease right-of-use assets.

The following table provides supplemental non-cash activities (in millions):

	Nine Months Ended June 30,
	2026	2025
Purchases of Property, plant and equipment in Accounts payable	$9.6	$4.5
Purchases of Property, plant and equipment in Accrued expenses and other current liabilities	7.4	2.5
Transfers of Property, plant and equipment from Inventory	7.4	5.2

6.    INCOME TAXES

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. valuation allowances recorded on deferred tax assets, U.S. statutory depletion, state income taxes (net of federal tax benefit), nondeductible executive compensation over $1 million, foreign income, mining and withholding taxes, and base erosion and anti-abuse tax.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The effective tax rates applied to the nine months ended June 30, 2026 were determined by excluding the U.S. losses from the overall estimated annual effective tax rate computations and a separate estimated annual effective tax rate was computed and applied to the ordinary U.S. losses.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended June 30, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, an additional valuation allowance of $7.2 million has been recorded to recognize only the portion of the U.S. deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of June 30, 2026 and September 30, 2025, the Company had $84.2 million and $80.5 million, respectively, of gross federal net operating loss (“NOL”) carryforwards that have no expiration date and $7.3 million and $7.1 million at June 30, 2026 and September 30, 2025, respectively, of net operating tax-effected state NOL carryforwards which expire beginning in 2031.

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

The settlement resolved the dispute for tax years 2002 through 2018. In connection with the settlement, the Company also revised its mining tax calculations for tax years subsequent to 2018 consistent with the principles agreed to in the settlement agreement. The Company is in the process of amending the relevant tax returns to obtain the associated federal and provincial refunds. The total net expected cash outlay, after taking into account expected federal refunds and deductions associated with the agreed upon tax and interest as well as estimated subsequent tax year impacts, is $8.7 million. Additionally, the settlement and other updates to uncertain tax positions resulted in an overall tax benefit of $3.5 million, for the nine months ended June 30, 2026.

The Company previously paid $35.8 million over a period of several years to the Canadian tax authorities as a deposit, which was recorded in Other noncurrent assets in the Condensed Consolidated Balance Sheets. The deposit was previously required to be paid by the Company to proceed with future appeals or litigation and was subsequently applied to the amount due at settlement. The remaining settlement amount of $24.8 million related to tax years 2002 through 2018 was paid in November 2025.

The additional impacts of the settlement on the Condensed Consolidated Balance Sheets at June 30, 2026, as compared to September 30, 2025, included an increase of $21.4 million in Other current assets, due to expected federal refunds from amended returns to be filed; a decrease in Other noncurrent assets of $47.1 million, primarily due to the application of the deposit to the amount of the total settlement; and a decrease in Other noncurrent liabilities of $54.0 million, due to the change in liabilities for uncertain tax positions. With the settlement, the performance bonds of $157.4 million posted as collateral for the 2002 through 2018 period were released.

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the “One Big Beautiful Bill Act of 2025” (“OBBBA”), which includes both tax and non-tax provisions. While the Company is benefiting from the relaxing of interest deduction limitations, the Company does not view the legislation to significantly impact its income tax profile.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
7.    LONG-TERM DEBT AND FINANCE LEASE LIABILITIES

Total long-term carrying value of debt and finance lease liabilities consists of the following (in millions):

	June 30, 2026	September 30, 2025
Secured Debt:
Revolving Credit Facility due May 2028	$35.0	$—
Subordinated Debt:
8.00% Senior Notes due July 2030	650.0	650.0
6.75% Senior Notes due December 2027	—	150.0
Accounts Receivable Securitization Facility	43.0	45.8
Total principal amount of debt	728.0	845.8
Finance lease liabilities	11.5	15.5
Unamortized deferred financing costs	(11.4)	(13.6)
Total carrying value of debt and finance lease liabilities	728.1	847.7
Current portion of finance lease liabilities	(5.6)	(7.9)
Total long-term carrying value of debt and finance lease liabilities	$722.5	$839.8

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

As of June 30, 2026 and September 30, 2025, the Company had outstanding borrowings of $35.0 million and $0.0 million, respectively, under its revolving credit facility. Also, as of June 30, 2026, outstanding letters of credit totaling $18.2 million further reduced the available borrowing capacity under the Company’s $325.0 million revolving credit facility to $271.8 million. Borrowings, if any, accrue interest at a rate per annum based on, at the Company’s option, the Adjusted Term SOFR Rate, Adjusted EURIBO Rate, Canadian Prime Rate, or Sterling Overnight Index Average, plus applicable margin. As of June 30, 2026, the weighted average interest rate on the revolving credit facility borrowings under the Amended and Restated 2023 Credit Agreement was approximately 5.8%.

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

The Company used the net proceeds from the 2030 Notes to (i) repay $43.5 million under the revolving credit facility and $191.3 million under the term loan under its senior secured credit facility, (ii) redeem approximately $350.0 million of its 6.75% Senior Notes due 2027 (the “2027 Notes”) at a redemption price of 101.125% of the principal amount, plus accrued and unpaid interest, (iii) pay transaction-related fees and expenses, (iv) increase cash on its balance sheet, and (v) for general corporate purposes. The redemption, completed on June 17, 2025, resulted in a loss on debt extinguishment of $7.6 million, for both the three and nine months ended June 30, 2025. The loss was comprised of a $3.9 million prepayment premium related to

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
the partial redemption of the 2027 Notes and a $3.7 million write-off of unamortized deferred financing costs related to the partial redemption of the 2027 Notes and the repayment of the Company’s term loan under its Amended and Restated 2023 Credit Agreement.

The indenture governing the 2030 Notes contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

6.75% Senior Notes due 2027

In November 2019, the Company issued $500.0 million aggregate principal amount of its 2027 Notes. The 2027 Notes were unsecured obligations and were guaranteed by certain of the Company’s domestic subsidiaries. Interest on the 2027 Notes was due semi-annually on June 1 and December 1. The 2027 Notes were scheduled to mature on December 1, 2027 and were subordinated to all existing and future indebtedness. The indenture governing the 2027 Notes contained covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets.

On June 17, 2025, the Company redeemed $350.0 million of the 2027 Notes, reducing the aggregate outstanding principal balance to $150.0 million.

On March 30, 2026, the Company redeemed in full the remaining $150.0 million outstanding 2027 Notes using cash on hand at 100% of principal plus accrued interest through, but excluding, the redemption date. The Company recorded a $0.0 million and $0.5 million loss on extinguishment of debt related to the write-off of deferred financing costs, respectively, during the three and nine months ended June 30, 2026.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

In March 2026, the Company submitted a remediation plan to the State of Utah to address a diesel release from underground piping at a fueling station located at its Ogden, Utah facility. As of June 30, 2026, the Company recorded an estimated liability of $2.4 million, included in Accrued expenses and other current liabilities and estimated insurance recoveries of $2.3 million, included in Receivables related to this matter. Environmental liabilities may decline as remediation spending occurs.

As of June 30, 2026 and September 30, 2025, the Company recorded liabilities of $47.0 million and $51.8 million, respectively, included in Accrued expenses and other current liabilities, $1.7 million and $0.0 million, respectively, included in Other noncurrent liabilities, and estimated insurance recoveries of $44.6 million and $47.0 million, respectively, included in Receivables, in the Condensed Consolidated Balance Sheets associated with the legal, environmental (including the diesel release matter), and product recall matters described above.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Segment information is as follows (in millions):

Three Months Ended June 30, 2026	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$173.9	$37.6	$3.8	$215.3
Intersegment sales	—	3.4	(3.4)	—
Shipping and handling cost	58.8	5.2	—	64.0
Product cost	87.5	23.5	2.4	113.4
Gross profit	27.6	8.9	1.4	37.9
Selling, general and administrative expenses	6.4	1.1	19.5	27.0
Operating income (loss)	21.2	7.8	(18.1)	10.9

Other Segment Disclosures:
Depreciation, depletion and amortization	17.7	7.2	0.7	25.6
Gain on sale of business, net(c)	—	(0.1)	—	(0.1)
Capital expenditures	15.5	3.9	1.7	21.1
Total assets (as of end of period)	894.7	326.7	132.1	1,353.5

Three Months Ended June 30, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$166.0	$44.8	$3.8	$214.6
Intersegment sales	—	3.2	(3.2)	—
Shipping and handling cost	50.0	6.7	—	56.7
Product cost	81.6	32.4	2.7	116.7
Gross profit	34.4	5.7	1.1	41.2
Selling, general and administrative expenses	6.2	0.5	17.3	24.0
Loss on impairments(d)	—	—	0.7	0.7
Other operating expense	0.1	—	0.5	0.6
Operating income (loss)(e)(f)	28.1	5.2	(17.4)	15.9

Other Segment Disclosures:
Depreciation, depletion and amortization	17.5	6.2	(0.5)	23.2
Capital expenditures	14.6	2.9	0.5	18.0
Total assets (as of end of period)	1,032.1	354.0	151.3	1,537.4

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Nine Months Ended June 30, 2026	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$888.0	$165.4	$11.2	$1,064.6
Intersegment sales	—	6.4	(6.4)	—
Shipping and handling cost	291.3	22.8	—	314.1
Product cost	440.6	118.5	7.3	566.4
Gross profit	156.1	24.1	3.9	184.1
Selling, general and administrative expenses	20.6	3.3	56.7	80.6
Operating income (loss)	135.5	20.8	(52.8)	103.5

Other Segment Disclosures:
Depreciation, depletion and amortization	53.8	23.9	2.5	80.2
Loss on sale of business, net(c)	—	14.5	—	14.5
Capital expenditures	46.5	13.1	2.5	62.1

Nine Months Ended June 30, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers(b)	$840.9	$164.5	$11.0	$1,016.4
Intersegment sales	—	8.7	(8.7)	—
Shipping and handling cost	263.2	25.5	—	288.7
Product cost	430.0	135.4	10.0	575.4
Gross profit	147.7	3.6	1.0	152.3
Selling, general and administrative expenses	22.7	3.3	60.9	86.9
Loss on impairments(d)	—	—	53.7	53.7
Other operating expense (income)	0.6	—	(2.2)	(1.6)
Operating income (loss)(e)(f)	124.4	0.3	(111.4)	13.3

Other Segment Disclosures:
Depreciation, depletion and amortization	52.4	21.1	3.0	76.5
Capital expenditures	42.1	9.1	2.6	53.8

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended June 30, 2026	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Salt	$89.9	$—	$—	$89.9
Consumer & Industrial Salt	84.0	—	—	84.0
SOP	—	41.0	—	41.0
Eliminations & Other	—	(3.4)	3.8	0.4
Sales to external customers	$173.9	$37.6	$3.8	$215.3

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Three Months Ended June 30, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Salt	$88.8	$—	$—	$88.8
Consumer & Industrial Salt	77.2	—	—	77.2
SOP	—	48.0	—	48.0
Eliminations & Other	—	(3.2)	3.8	0.6
Sales to external customers	$166.0	$44.8	$3.8	$214.6

Nine Months Ended June 30, 2026	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Salt	$579.6	$—	$—	$579.6
Consumer & Industrial Salt	308.4	—	—	308.4
SOP	—	171.8	—	171.8
Eliminations & Other	—	(6.4)	11.2	4.8
Sales to external customers	$888.0	$165.4	$11.2	$1,064.6

Nine Months Ended June 30, 2025	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Salt	$551.7	$—	$—	$551.7
Consumer & Industrial Salt	289.2	—	—	289.2
SOP	—	173.2	—	173.2
Eliminations & Other	—	(8.7)	11.0	2.3
Sales to external customers	$840.9	$164.5	$11.0	$1,016.4
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
(c)The Company recorded a pre-tax Gain on sale of business, net of $0.1 million for the three months ended June 30, 2026, and a pre-tax Loss on sale of business, net, of $14.5 million, which included $13.1 million of cumulative foreign currency translation adjustments reclassified from Accumulated other comprehensive loss, for the nine months ended June 30, 2026.
(d)The Company recorded an impairment loss of $0.7 million and $53.7 million related to the exit of the Fortress fire retardant business for the three and nine months ended June 30, 2025, respectively.
(e)For the three and nine months ended June 30, 2025, the Company recorded costs of $0.2 million and $2.0 million, respectively, related to a recall of food-grade salt produced at its Goderich plant.
(f)For the three and nine months ended June 30, 2025, the Company incurred severance and related charges of $0.3 million and $4.3 million, respectively, due to a reduction in workforce, changes to executive leadership and additional restructuring costs related to the exit of the Fortress fire retardant business.

10.    STOCKHOLDERS' EQUITY AND EQUITY INSTRUMENTS

Equity Compensation Awards

The 2020 Incentive Award Plan (as amended from time to time, the “2020 Plan”) provides for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, deferred stock units (“DSUs”) and other equity-based awards.

Stock-based compensation expense recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations was $3.4 million and $2.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $7.9 million and $8.6 million for the nine months ended June 30, 2026 and June 30, 2025, respectively. Stock-based compensation expense recorded in other operating expense (income) in the Condensed Consolidated Statements of Operations due to restructuring was $0.0 million and $(2.1) million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $0.0 million and $(1.3) million for the nine months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, there was approximately $10.4 million of total estimated unrecognized compensation cost,

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
assuming attainment of the performance target estimates, related to stock-based compensation arrangements expected to be recognized over a weighted average period of approximately 1.6 years.

Non-Employee Director Compensation. Non-employee directors may elect to receive quarterly fees payable for their service in cash, common stock, or defer all or a portion of such fees into DSUs, and receive annual equity compensation in the form of RSUs or DSUs. During the nine months ended June 30, 2026, common shares of 10,719 were issued from treasury shares for director compensation related to quarterly fees payable and 5,281 DSUs, and granted 33,068 RSUs and 16,982 DSUs for annual director fees. Annual RSUs or DSUs will vest on the earlier of the day immediately preceding the Issuer's next annual meeting (as long as the meeting is held at least 50 weeks from the grant date) and the first anniversary of the grant date. Additionally, as dividends are declared on the Company’s common stock, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the Board of Directors, based upon the director’s annual election.

RSUs. During the nine months ended June 30, 2026, the Company granted 490,913 RSUs which vest after one to three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared. The closing stock price on the date of each grant was used to determine the fair value of RSUs.

PSUs. During the nine months ended June 30, 2026, the Company granted 182,071 PSUs based upon certain performance criteria and metrics (“2026 Scorecard PSUs”). The actual number of shares of common stock that may be earned with respect to 2026 Scorecard PSUs is calculated based upon the attainment of certain thresholds for free cash flow and return on capital employed during each year of the three-year performance period and may range from 0% to 200% for each measure. Additionally, a modifier will increase or decrease the payout by 20% based upon relative total shareholder return against the Company’s peer group.

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

The following table summarizes stock-based compensation activity during the nine months ended June 30, 2026:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2025	107,261	$63.43	828,922	$15.34	316,480	$16.89
Granted	—	—	490,913	18.77	182,071	19.37
Released from restriction(b)	—	—	(335,960)	16.05	—	—
Cancelled/expired	(24,368)	56.27	(23,737)	21.79	—	—
Outstanding at June 30, 2026	82,893	$65.54	960,138	$16.70	498,551	$17.80
(a)Until the performance period is completed, PSUs are included in the table at the target level at their grant date and at that target level represents one share of common stock per PSU.
(b)The Company paid taxes for restricted unit withholdings of approximately $1.9 million during the nine months ended June 30, 2026.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the change in AOCL by component (in millions):

Nine Months Ended June 30, 2026(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(0.8)	$(6.3)	$1.8	$(102.6)	$(107.9)
Other comprehensive loss before reclassifications(b)	(1.9)	—	—	(15.4)	(17.3)
Amounts reclassified from AOCL(c)(d)(e)	1.5	0.6	—	13.1	15.2
Net current period other comprehensive income (loss)	(0.4)	0.6	—	(2.3)	(2.1)
Ending balance	$(1.2)	$(5.7)	$1.8	$(104.9)	$(110.0)
(a)With the exception of the CTA and cash flow hedges, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange gain of $1.8 million in the nine months ended June 30, 2026, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.
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

11.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company enters into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Condensed Consolidated Balance Sheets and the balances were not material as of June 30, 2026 and September 30, 2025.

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2026, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 31, 2027. As of June 30, 2026 and September 30, 2025, the Company had agreements in place to hedge forecasted natural gas purchases of 1.9 million and 2.6 million MMBtus, respectively. All natural gas derivative instruments

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
held by the Company as of June 30, 2026 and September 30, 2025 qualified and were designated as cash flow hedges. The Company recorded a net expense related to the natural gas cash flow hedges of $1.0 million and $0.8 million, in Product costs, during the three months ended June 30, 2026 and June 30, 2025, respectively, and $1.5 million and $1.8 million, during the nine months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, the Company expects to reclassify $1.1 million of net losses on natural gas derivative instruments from AOCL to earnings during the next twelve months. Refer to Note 12. Fair Value Measurements for the estimated fair value of the Company’s natural gas derivative instruments as of June 30, 2026 and Note 10. Stockholders' Equity and Equity Instruments for the activity related to AOCL.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	June 30, 2026	Consolidated Balance Sheet Location	June 30, 2026
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$3.7	Accrued expenses and other current liabilities	$4.8
Commodity contracts	Other assets	1.0	Other noncurrent liabilities	1.1
Total derivatives(a)		$4.7		$5.9
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Condensed Consolidated Balance Sheets $3.7 million of its commodity contracts that are in current receivable positions against its contracts in current payable positions and $1.0 million in long-term other asset positions against its contracts in other noncurrent liabilities positions.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Recurring Fair Value Measurements

The following tables summarizes the fair value hierarchy for each type of instrument carried at fair value on a recurring basis (in millions):

		Fair Value Measurements at June 30, 2026 Using
	Total Carrying Value at June 30, 2026	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)(b)	$4.1	$4.1	$—	$—
Derivatives – natural gas instruments, net	4.7	—	4.7	—
Total assets at fair value	$8.8	$4.1	$4.7	$—
Liability Class:
Liabilities related to non-qualified savings plan	$4.1	$4.1	$—	$—
Derivatives – natural gas instruments, net	5.9	—	5.9	—
Total liabilities at fair value	$10.0	$4.1	$5.9	$—
(a)Includes mutual fund investments of approximately 37% in common stock of large-cap U.S. companies, 4% in common stock of small to mid-cap U.S. companies, 1% in the common stock of international companies, 9% in bond funds, 12% in short-term investments, and 37% in blended funds.
(b)The investments related to a non-qualified deferred compensation arrangement on behalf of certain members of management. The Company has a liability for the related-party transaction recorded on Other noncurrent liabilities for deferred compensation obligation.

		Fair Value Measurements at September 30, 2025 Using
	Total Carrying Value at September 30, 2025	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)(b)	$3.5	$3.5	$—	$—
Derivatives – natural gas instruments, net	7.9	—	7.9	—
Total assets at fair value	$11.4	$3.5	$7.9	$—
Liability Class:
Liabilities related to non-qualified savings plan	$3.5	$3.5	$—	$—
Derivatives – natural gas instruments, net	8.7	—	8.7	—
Total liabilities at fair value	$12.2	$3.5	$8.7	$—
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
Other Fair Value Measurements

The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value (in millions):

		Fair Value Measurements at June 30, 2026 Using
	Total Carrying Value at June 30, 2026	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
8.00% Senior Notes due July 2030	$650.0	$—	$684.2	$—

		Fair Value Measurements at September 30, 2025 Using
	Total Carrying Value at September 30, 2025	Quoted Prices in Active Market (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
8.00% Senior Notes due July 2030	$650.0	$—	$680.1	$—
6.75% Senior Notes due December 2027	150.0	—	150.1	—
Valuation Techniques: Observable market-based inputs were used to estimate fair value for Level 2 inputs, based on available trading information. Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature.

13.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets consisted of the following (in millions):

	June 30, 2026	September 30, 2025
Other current assets
Prepaid taxes	$18.0	$9.7
Other	17.7	11.2
Total other current assets	$35.7	$20.9

Other noncurrent assets
Operating lease right-of-use assets, net	$45.3	$52.3
Raw materials and supplies, net of allowance	32.6	33.0
Deposits(a)	4.7	43.8
Other	14.7	18.2
Total other noncurrent assets	$97.3	$147.3
(a)    Refer to Note 6. Income Taxes for further information.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Other liabilities consisted of the following (in millions):

	June 30, 2026	September 30, 2025
Accrued expenses and other current liabilities
Accrued expenses	$32.1	$36.5
Legal and environmental liabilities	47.0	51.8
Current portion of operating lease liabilities	15.1	14.7
Other	5.4	7.7
Total accrued expenses and other current liabilities	$99.6	$110.7

Other noncurrent liabilities
Noncurrent portion of operating lease liabilities	$31.4	$39.2
Tax contingencies(a)	16.3	67.4
Other	21.0	19.4
Total other noncurrent liabilities	$68.7	$126.0
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

The following table sets forth the computation of basic and diluted net (loss) income per common share (in millions, except for share and per-share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(5.7)	$(17.0)	$25.6	$(72.6)
Less: net income allocated to participating securities(a)	—	—	(0.4)	—
Net (loss) income available to common stockholders	$(5.7)	$(17.0)	$25.2	$(72.6)

Denominator (in thousands):
Weighted-average common shares outstanding for basic net (loss) income per share	42,246	41,859	42,153	41,738
Weighted-average effect of dilutive equity awards outstanding	—	—	359	—
Shares for diluted net (loss) income per share(b)	42,246	41,859	42,512	41,738

Basic net (loss) income per common share	$(0.13)	$(0.41)	$0.60	$(1.74)
Diluted net (loss) income per common share	$(0.13)	$(0.41)	$0.59	$(1.74)
(a)Weighted participating securities, consisting of RSUs that are entitled to non-forfeitable dividends if declared, totaled 822,000 and 781,000 for the three and nine months ended June 30, 2026, respectively.
(b)Weighted-average equity awards outstanding of 1,514,000 and 1,558,000, for the three months ended June 30, 2026 and June 30, 2025, respectively, and 1,058,000 and 1,657,000, for the nine months ended June 30, 2026 and June 30, 2025, respectively, were excluded from diluted net (loss) income per common share as they were anti-dilutive.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

15.    RELATED PARTY TRANSACTIONS

The Company recorded SOP sales to certain subsidiaries of Koch Industries, Inc., which are considered related parties, of approximately $0.1 million and $0.9 million, for the three months ended June 30, 2026 and June 30, 2025, respectively, and $1.0 million and $2.9 million for the nine months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026 and September 30, 2025, the Company recorded $0.1 million and $0.2 million, respectively, of receivables due from Koch Industries, Inc. in its Condensed Consolidated Balance Sheets. The Company had no related-party payables outstanding due to Koch Industries, Inc. as of June 30, 2026 and September 30, 2025.

Effective December 18, 2025, a new member was appointed to the Company’s board of directors. The new director also serves as President and Chief Executive Officer of another company from which the Company purchased approximately $0.0 million and $2.2 million of salt-treatment materials during the three and nine months ended June 30, 2026, respectively, constituting a related party transaction. The Company had no payables outstanding as of June 30, 2026, related to this transaction.

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

Company Overview

Compass Minerals is a leading global provider of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of June 30, 2026, we operate 11 production and packaging facilities, including:
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

We expect production costs to remain elevated in the near term as we continue investing in productivity and maintenance initiatives at our mines, while logistics costs may continue to be impacted by inflationary pressure, fuel price volatility, and transportation constraints. Concurrently, we are advancing enterprise-wide cost optimization initiatives focused on network efficiency, procurement, and contract management to support sustainable margin improvement and risk mitigation.

Following a stronger-than-average winter season that drove elevated demand and reduced inventory levels across the industry, we currently expect demand in fiscal 2027 to be lower than fiscal 2026, reflecting normalized weather assumptions.

Redemption of 2027 Notes. On March 30, 2026, we redeemed in full the remaining $150.0 million outstanding 6.75% Senior Notes due 2027 (the “2027 Notes”) using cash on hand at 100% of principal plus accrued interest. See Note 7. Long-Term Debt and Finance Lease Liabilities in the Notes to Condensed Consolidated Financial Statements under Item 1 of the Part I of this Form 10-Q for further information.

AR Securitization Facility. On March 19, 2026, certain of our U.S. subsidiaries entered into a Sixth Amendment to our Accounts Receivable Securitization Facility (“AR Facility”) of up to $100.0 million with PNC Bank, National Association (“PNC”), as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent, extending the facility to March 2029. See Note 7. Long-Term Debt and Finance Lease Liabilities in the Notes to Condensed Consolidated Financial Statements under Item 1 of the Part I of this Form 10-Q for further information.

Sale and Disposition of Wynyard SOP Business. On February 3, 2026, we entered into a share purchase agreement (the “Share Purchase Agreement”) to sell our SOP business in Wynyard, Saskatchewan, Canada. The Share Purchase Agreement provided for total consideration of approximately $30.8 million, prior to indebtedness and working capital adjustments of $2.1 million. The transaction closed on March 1, 2026. At closing, we received cash proceeds of $23.3 million, net of (i) $3.9 million placed in escrow, (ii) $1.3 million of cash on hand transferred to the buyer, and (iii) $0.2 million of transaction costs. As a result of the transaction, we recorded a pre-tax (gain) loss on sale of business, net, of $(0.1) million, for the three months

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
ended June 30, 2026, and $14.5 million, for the nine months ended June 30, 2026, which included $13.1 million of foreign currency translation adjustments reclassified from Accumulated other comprehensive loss. Prior to the sale and disposition, the results of the Wynyard SOP business represented less than 3% of our total sales and were included in the Plant Nutrition operating segment. While the disposition did not have a material impact on consolidated operating results, it does affects comparability of Plant Nutrition segment results to prior periods. See Note 3. Dispositions in the Notes to the unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) under Item 1 of Part I of this Form 10-Q for further information.

8.00% Senior Notes due 2030. On June 16, 2025, we issued $650.0 million aggregate principal amount of our 8.00% Senior Notes due 2030 (the “2030 Notes”) in a private offering, pursuant to an indenture, dated June 16, 2025. We used the net proceeds from the 2030 Notes to (i) repay $43.5 million under the revolving credit facility and $191.3 million under the term loan under our senior secured credit facility, (ii) redeem approximately $350.0 million of our 2027 Notes at a redemption price of 101.125% of the principal amount, plus accrued and unpaid interest, (iii) pay transaction-related fees and expenses, (iv) increase cash on our balance sheet, and (v) for general corporate purposes. See Note 7. Long-Term Debt and Finance Lease Liabilities in the Notes to Condensed Consolidated Financial Statements under Item 1 of the Part I of this Form 10-Q for further information.

Fortress Exit. On March 25, 2025, we took measures to align our cost structure to current business needs as part of a larger strategic refocus to improve the profitability of our core Salt and Plant Nutrition businesses. Specifically, we began the process of exiting the Fortress North America, LLC (“Fortress”) fire retardant business and terminating the employment of all Fortress employees. The results of operations of Fortress were included in Corporate and Other segment.

As a result of the above items impacting Fortress, we determined that there were indicators of impairment with the associated Fortress intangible assets and long-lived assets. We recorded a Loss on impairment of $53.7 million, consisting of $53.0 million related to intangible assets and $0.7 million related to long-lived assets, for the nine months ended June 30, 2025. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of the Part I of this Form 10-Q for further information.

On May 30, 2025, we entered into an Asset Purchase Agreement, selling substantially all Fortress assets for $20.0 million in cash. We paid approximately $0.4 million of costs related to the sale. The assets included in the sale had a net book value of approximately $17.2 million. The fair value of proceeds received, net of transaction costs, exceeded the carrying amount, resulting in a gain of $2.4 million, recorded in Other expense (income), net, in the Condensed Consolidated Statements of Operations for both the three and nine months ended June 30, 2025.

Tariffs. We continue to monitor the current tariff landscape including the U.S. Supreme Court decision overturning U.S. tariffs initiated in calendar 2025. As our products are United States-Mexico-Canada (“USMCA”) compliant under the USMCA trade agreement, we have experienced minimal impact from tariff developments and our exports from Canada into the United States were previously exempt from tariffs. On July 20, 2026, the U.S. government announced additional tariffs of up to 50% on certain Canadian imports under Section 338 of the Tariff Act of 1930, which are scheduled to become effective on August 19, 2026. To mitigate potential financial exposure arising from U.S. tariffs that may be imposed on imported salt products, we have proactively implemented measures within some of our commercial arrangements, including tariff pass-through provisions that have become standard in several key customer contracts. To the extent imported salt products are ultimately subject to U.S. tariffs, these provisions may help offset a portion of the associated cost impacts. We continue to monitor regulatory developments and assess the potential implications of any tariff actions. However, the ultimate impact of such U.S. tariffs on our business, financial condition, results of operations, and cash flows remains uncertain.

OBBBA. On July 4, 2025, the U.S. enacted a budget reconciliation package known as the “One Big Beautiful Bill Act of 2025” (“OBBBA”), which includes both tax and non-tax provisions. While we are benefiting from the relaxing of interest deduction limitations, we do not view the OBBBA to significantly impact our income tax profile.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three and nine months ended June 30, 2026 (also referred to as “QTR 2026” and “YTD 2026,” respectively) and three and nine months ended June 30, 2025 (also referred to as “QTR 2025” and “YTD 2025,” respectively). The following discussion should be read in conjunction with the information contained in our Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND NINE MONTHS ENDED JUNE 30

Commentary: Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

•Total sales increased 0.3%, or $0.7 million, primarily due to higher Salt sales, partially offset by lower Plant Nutrition sales. Salt sales increased due to higher average sales prices, partially offset by lower sales volumes, while Plant Nutrition sales decreased due to lower sales volumes, partially offset by higher average sales prices.
•Operating income decreased by $5.0 million to $10.9 million from an operating income of $15.9 million in the prior- year period, primarily reflecting lower Salt operating income, partially offset by higher Plant Nutrition operating income. Salt operating income decreased primarily due to lower sales volumes and higher per-unit product and per-unit shipping and handling costs, partially offset by higher average sales prices. Plant Nutrition operating income increased primarily due to higher average sales prices and lower per-unit product and per-unit shipping and handling costs, partially offset by lower sales volumes.
•Diluted net loss per common share improved to $0.13 from $0.41 net loss per common share in the prior-year period.
•Net loss was $5.7 million for the three months ended June 30, 2026, compared to a net loss of $17.0 million for the three months ended June 30, 2025, primarily reflecting higher foreign exchange gains, lower loss on debt extinguishments, and lower impairment losses, partially offset by lower gross profit and higher selling, general and administrative expense and higher income tax expense.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025

•Total sales increased 4.7%, or $48.2 million, primarily due to higher Salt sales and modestly higher Plant Nutrition sales. Salt and Plant Nutrition sales increased due to higher average sales prices, partially offset by lower sales volumes.
•Operating income increased by $90.2 million to $103.5 million, from an operating income of $13.3 million in the prior-year period, primarily reflecting higher Salt and Plant Nutrition operating income and the absence of an impairment loss during the nine months ended June 30, 2026, compared to a $53.7 million loss on impairment recorded during the nine months ended June 30, 2025. Salt operating income increased primarily due to higher average sales prices, partially offset by higher per-unit product and per-unit shipping and handling costs and lower sales volumes. Plant Nutrition operating income increased primarily due to higher average sales prices, lower per-unit product and per-unit shipping and handling costs, partially offset by lower sales volumes.
•Diluted net income per common share improved to $0.59, compared to a net loss per common share of $1.74 in the prior-year period.
•Net income was $25.6 million for the nine months ended June 30, 2026, compared to a net loss of $72.6 million for the nine months ended June 30, 2025, primarily reflecting lower impairment losses, higher gross profit, higher foreign exchange gains, reduced selling, general and administrative expenses, and lower income tax expense, partially offset by the recognition of a loss on the sale of the Wynyard SOP business.

THREE AND NINE MONTHS ENDED JUNE 30
Commentary: Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Gross Profit and Gross Margin:
•Gross profit decreased 8.0%, or $3.3 million, primarily due to lower Salt segment gross profit, partially offset by higher Plant Nutrition segment gross profit. Gross margin decreased by 1.6 percentage points to 17.6%.
•Salt segment gross profit decreased $6.8 million, primarily due to lower sales volumes and higher per-unit product and per-unit shipping and handling costs, partially offset by higher average sales prices. Salt per-unit shipping and handling cost increases were due to a combination of inflationary pressure on logistics rates and fuel and wider mix of shipping points.
•Plant Nutrition segment gross profit increased $3.2 million, primarily due to higher average sales prices and lower per-unit product and per-unit shipping and handling costs, partially offset by lower sales volumes. Plant Nutrition per-unit shipping and handling cost decreases reflect a combination of changes in customer and mode of transportation mix and inflationary pressure on logistics rates.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025

Gross Profit and Gross Margin:
•Gross profit increased 20.9%, or $31.8 million, primarily reflecting higher Plant Nutrition and Salt segment gross profits. Gross margin increased by 2.3 percentage points to 17.3%.
•Salt segment gross profit increased $8.4 million, primarily due to higher average sales prices, partially offset by lower sales volumes and higher per-unit product and per-unit shipping and handling costs. Salt per-unit shipping and handling cost increases were due to a combination of inflationary pressure on logistics rates and fuel and wider mix of shipping points.
•Plant Nutrition segment gross profit increased $20.5 million, due to higher average sales prices and lower per-unit product and per-unit shipping and handling costs, which were partially offset by lower sales volumes. Plant Nutrition per-unit shipping and handling cost decreases reflect a combination of changes in customer and mode of transportation mix and inflationary pressure on logistics rates.

OTHER EXPENSES AND INCOME

Commentary: Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Selling, General and Administrative Expenses:
•The increase of $3.0 million in selling, general and administrative expense from $24.0 million to $27.0 million during the three months ended June 30, 2026, compared to three months ended June 30, 2025, was primarily due to higher incentive compensation expense and increased consulting costs incurred to support executive leadership initiatives and operational improvements at our manufacturing facilities. These increases were partially offset by a decrease in outside legal costs.

Loss on Impairments:
•No impairment loss was recorded during the three months ended June 30, 2026. During the three months ended June 30, 2025, we recorded an impairment loss of long-lived assets of $0.7 million related to the exit of the Fortress fire retardant business. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Other Operating Expense:
•Other operating expense was $0.0 million for the three months ended June 30, 2026, compared to $0.6 million in the prior-year period, primarily due to product recall and restructuring costs incurred in the prior-year period. See Note 3. Dispositions and Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Interest Expense:
•Interest expense decreased by $1.7 million to $14.6 million for the three months ended June 30, 2026, from $16.3 million in the prior-year period, primarily due to lower average borrowings. See Note 7. Long-Term Debt and Finance Lease Liabilities in the Notes to Condensed Consolidated Financial Statements under Item 1 of the Part I of this Form 10-Q for further information.

(Gain) Loss on Foreign Exchange:
•Foreign exchange gain was $4.0 million during the three months ended June 30, 2026, compared to a loss of $8.4 million in the same quarter of the prior-year period, primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Loss on Extinguishment of Debt:
•No loss on debt extinguishment was recorded during the three months ended June 30, 2026. During the three months ended June 30, 2025, we recorded a loss on extinguishment of debt of $7.6 million, comprised of a $3.9 million prepayment premium related to the partial redemption of 2027 Notes and a $3.7 million write-off of unamortized deferred financing costs related to the partial redemption of 2027 Notes and repayment of our term loan.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Other Expense (Income), net:
•Other expense was $0.2 million for the three months ended June 30, 2026, compared to other income of $2.5 million for the three months ended June 30, 2025, primarily due to a gain related to the sale of the Fortress assets in the prior year period.

Income Tax Expense:
•Income tax expense increased by $3.0 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to higher pre-tax income generated in foreign jurisdictions.
•Our effective tax rate exceeded 100% for the three months ended June 30, 2026, primarily due to tax expense on foreign earnings recognized while losses in the U.S. generated limited tax benefits due to valuation allowances against U.S. deferred tax assets.
•Our income tax provision for both the three months ended June 30, 2026 and June 30, 2025 differs from the U.S. statutory rate primarily due to U.S. valuation allowance expense, statutory depletion, state income taxes, nondeductible executive compensation, foreign income, mining and withholding taxes, and base erosion and anti-abuse tax.

Commentary: Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025

Selling, General and Administrative Expenses:
•The decrease of $6.3 million in selling, general and administrative expense from $86.9 million to $80.6 million during the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025, was primarily due to lower legal costs and incentive compensation expense, partially offset by increased consulting costs incurred to support executive leadership initiatives and operational improvements at our manufacturing facilities.

Loss on Impairments:
•No impairment loss was recorded during the nine months ended June 30, 2026. During the nine months ended June 30, 2025, we recorded an impairment loss of $53.7 million related to intangible and long-lived assets due to the exit of the Fortress fire retardant business. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Other Operating Income:
•Other operating income was $0.0 million for the nine months ended June 30, 2026 compared to $1.6 million in the prior-year period. Other operating income in the prior-year period was mostly due to changes in contingent consideration related to the Fortress acquisition, partially offset by severance costs resulting from the decision to exit the Fortress fire retardant business. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Interest Expense:
•Interest expense decreased $0.6 million to $50.6 million for the nine months ended June 30, 2026, from $51.2 million in the prior-year period, primarily due to lower average borrowings.

(Gain) Loss on Foreign Exchange:
•Foreign exchange gain was $7.5 million during the nine months ended June 30, 2026, compared to a loss of $3.1 million in the prior-year period, primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Loss on Sale of Business, Net:
•The sale of our Wynyard SOP business during the nine months ended June 30, 2026, resulted in a pre-tax loss on sale of business, net, of $14.5 million, which included $13.1 million of cumulative foreign currency translation adjustments reclassified from Accumulated other comprehensive loss, with no comparable activity in the prior-year period. See Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Loss on Extinguishment of Debt:
•During the nine months ended June 30, 2026, we recorded a $0.5 million loss on extinguishment of debt related to the write-off of unamortized deferred financing costs from the redemption of the 2027 Notes. During the nine months ended June 30, 2025, we recorded a loss on extinguishment of debt of $7.6 million, comprised of a $3.9 million prepayment premium related to the partial redemption of the 2027 Notes and a $3.7 million write-off of unamortized deferred financing costs related to the partial redemption of 2027 Notes and repayment of our term loan.

Other Expense, net:
•Other expense was $1.0 million for the nine months ended June 30, 2026, compared to $2.0 million for the nine months ended June 30, 2025, which was primarily due to fees paid and the write-off of previously capitalized deferred financing costs when we modified our credit agreement in the prior-year period.

Income Tax Expense:
•Tax expense decreased by $2.7 million for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025, primarily due to reserves recorded in the nine months ended June 30, 2025. For the nine months ended June 30, 2026, the impact of the sale of the Wynyard SOP business recorded in the second quarter and the impact of the Ontario mining tax settlement recorded in the first quarter, largely offset each other. See Note 6. Income Taxes and Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
•Our effective tax rate was 44.1% for the nine months ended June 30, 2026, primarily due to tax expense on income in foreign jurisdictions, partially offset by losses recognized in the U.S. for which a valuation allowance has been recorded against the U.S. tax benefit carryforward as well as previously mentioned impacts of the Ontario mining tax settlement and the sale of the Wynyard SOP business. See Note 6. Income Taxes and Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
•Our income tax provision for both the nine months ended June 30, 2026 and June 30, 2025 differs from the U.S. statutory rate primarily due to U.S. valuation allowance expense, statutory depletion, state income taxes, nondeductible executive compensation, foreign income, mining and withholding taxes, impacts of the Ontario mining tax settlement, impacts of the sale of the Wynyard SOP business, and base erosion and anti-abuse tax.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.

The results of operations of the consolidated records management business and other incidental revenues include sales of $3.8 million for both the three months ended June 30, 2026 and June 30, 2025, and $11.2 million and $11.0 million for the nine months ended June 30, 2026 and June 30, 2025, respectively. These sales were not material to our consolidated financial results and were not included in the following operating segment financial data.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Salt Segment

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Salt Sales (in millions)	$173.9	$166.0	$888.0	$840.9
Salt Operating Income (in millions)	$21.2	$28.1	$135.5	$124.4
Salt Sales Volumes (thousands of tons)
Highway	1,074	1,144	7,518	7,714
Consumer and industrial	411	400	1,506	1,428
Total tons sold	1,485	1,544	9,024	9,142
Average Salt Sales Price (per ton)
Highway	$83.74	$77.63	$77.10	$71.52
Consumer and industrial	$204.09	$193.26	$204.69	$202.60
Combined	$117.07	$107.54	$98.40	$91.99
Commentary: Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

•Salt sales increased $7.9 million, or 4.8%, primarily due to higher total average sales price, partially offset by lower total sales volumes.
•Total salt sales volumes decreased 3.8%, or 59,000 tons. Highway sales volumes decreased 6.1% and consumer and industrial sales volumes increased 2.8%.
•Combined average sales prices increased 8.9% between the two periods, reflecting changes in sales price mix. Highway average sales price increased 7.9%, while consumer and industrial average sales price increased 5.6%.
•Salt operating income decreased $6.9 million, primarily due to lower sales volumes and higher per-unit product and per-unit shipping and handling per-unit costs, partially offset by higher average sales price.

Commentary: Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025

•Salt sales increased $47.1 million, or 5.6%, primarily due to higher total average sales price, partially offset by lower total sales volumes.
•Total salt sales volumes decreased 1.3%, or 118,000 tons. Highway sales volumes decreased 2.5%, while consumer and industrial sales volumes increased 5.5%.
•Combined average sales prices increased 7.0% between the two periods, reflecting changes in sales price mix. Highway average sales price increased 7.8%, while consumer and industrial average sales price increased 1.0%.
•Salt operating income increased $11.1 million, driven by higher average sales price, partially offset by higher per-unit product and per-unit shipping and handling costs and lower total sales volumes.

Plant Nutrition Segment

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Plant Nutrition Sales (in millions)	$37.6	$44.8	$165.4	$164.5
Plant Nutrition Operating Income (in millions)	$7.8	$5.2	$20.8	$0.3
Plant Nutrition Sales Volumes (thousands of tons)	55	68	240	263
Plant Nutrition Average Sales Price (per ton)	$687	$659	$689	$625

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

•Plant Nutrition sales decreased 16.1%, or $7.2 million, reflecting a 19.1% decrease in sales volume, partially offset by a 4.3% increase in average sales prices, compared to the prior-year period. The decline in sales volumes was primarily due to the disposition of the Wynyard SOP business in March 2026. Excluding the impact of the disposition, sales volumes increased approximately 3.6% year over year.
•Plant Nutrition operating income was $7.8 million, an improvement from an operating income of $5.2 million in the prior-year period, primarily due to higher average sales prices, lower per-unit product and per-unit shipping and handling costs, partially offset by lower sales volumes.

Commentary: Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025

•Plant Nutrition sales increased 0.5%, or $0.9 million, reflecting a 10.2% increase in average sales prices and a 8.7% decrease in sales volumes year over year. The decrease in sales volumes was primarily attributable to the disposition of the Wynyard SOP business in March 2026, while volumes in the remaining Plant Nutrition operations declined approximately 1% compared to the prior-year period.
•Plant Nutrition operating income was $20.8 million an improvement from an operating income of $0.3 million in the prior-year period, primarily due to higher average sales prices and lower per-unit product and per-unit shipping and handling costs, partially offset by lower sales volumes.

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our condensed consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the condensed consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net (loss) income and cash flows generated by operating activities, management uses income before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”). Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net (loss) income. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net (loss) income, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity.

EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation, depletion, and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, interest income, (gain) loss on foreign exchange, other expense (income), net and other significant items that management does not consider indicative of normal operations. Other significant items, if any, such as restructuring charges, (gain) loss on sale of a business, loss on extinguishment of debt, and impairment charges involve distinct initiatives that are not reflective of core operating activities and affect the comparability of our operational results across reporting periods. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation, depletion, and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Net loss decreased $11.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily reflecting higher foreign exchange gains, lower loss on debt extinguishment, and lower impairment loss of $0.7 million, partially offset by lower gross profit, higher selling, general and administrative expenses and higher income tax expense. For the nine months ended June 30, 2026, net income was $25.6 million, compared to a net loss of $72.6 million for the nine months ended June 30, 2025, primarily reflecting lower impairment losses of $53.7 million, higher gross profit of $31.8 million, higher foreign exchange gains, lower loss on debt extinguishment, and reduced selling, general and administrative expenses, partially offset by the recognition of a loss on the sale of the Wynyard SOP business of $14.5 million.

Adjusted EBITDA remained relatively consistent for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. For the nine months ended June 30, 2026, Adjusted EBITDA increased $34.4 million, compared to the nine months ended June 30, 2025, primarily due to increases in gross profit and a reduction in selling, general and administrative expenses.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(5.7)	$(17.0)	$25.6	$(72.6)
Interest expense	14.6	16.3	50.6	51.2
Income tax expense	6.4	3.4	20.2	22.9
Depreciation, depletion and amortization	25.6	23.2	80.2	76.5
EBITDA	40.9	25.9	176.6	78.0
Adjustments to EBITDA:
Stock-based compensation - non-cash	3.4	0.6	7.9	7.3
Interest income	(0.5)	(0.3)	(1.4)	(0.9)
(Gain) loss on foreign exchange	(4.0)	8.4	(7.5)	3.1
(Gain) loss on sale of business, net(a)	(0.1)	—	14.5	—
Loss on extinguishment of debt(b)	—	7.6	0.5	7.6
Product recall costs(c)	—	0.3	—	2.1
Restructuring charges(d)	—	0.3	—	4.3
Loss on impairments(e)	—	0.7	—	53.7
Other expense (income), net	0.2	(2.5)	1.0	2.0
Adjusted EBITDA	$39.9	$41.0	$191.6	$157.2
(a)For the three months ended June 30, 2026, we recorded a gain of $0.1 million related to transaction cost adjustments in connection with the sale of the Wynyard business. For the nine months ended June 30, 2026, we recorded a Loss on sale of the Wynyard business of $14.5 million, which included a $13.1 million recognition of cumulative foreign currency translation adjustments reclassified from Accumulated other comprehensive loss.
(b)For the nine months ended June 30, 2026, we recorded a $0.5 million loss on extinguishment of debt related to the write-off of deferred financing costs from the redemption of the 2027 Notes. For the three and nine months ended June 30, 2025, we recorded a $7.6 million loss on extinguishment of debt, comprised of a $3.9 million prepayment premium related to the partial redemption of the 2027 Notes and a $3.7 million write-off of unamortized deferred financing costs related to the partial redemption of 2027 Notes and repayment of the term loans.
(c)We recorded costs of $0.3 million and $2.1 million related to a recall of food-grade salt produced at out Goderich plant for the three and nine months ended June 30, 2025, respectively. Refer to Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional details.
(d)For the three and nine months ended June 30, 2025, we incurred severance and related charges of $0.3 million and $4.3 million, respectively, due to a reduction in workforce, changes to executive leadership and additional restructuring costs related to the exit of the Fortress fire retardant business.
(e)For the three and nine months ended June 30, 2025, we recorded a Loss on impairments of $0.7 million and $53.7 million, respectively, related to intangible assets and long-lived assets due to the exit of the Fortress fire retardant business.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements were the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $325 million revolving credit facility and our revolving AR Securitization Facility to March 2029 with a capacity, which is subject to certain conditions, of up to $100.0 million. As of June 30, 2026, we had liquidity of approximately $328.1 million, comprised of $56.3 million of cash and cash equivalents and $271.8 million of availability under our $325 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to indefinitely reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of June 30, 2026, we had $14.5 million cash and cash equivalents that were either held directly or indirectly by foreign subsidiaries. In fiscal 2025, excluding tax free repatriations, we did not repatriate any unremitted foreign earnings. During the nine months ended June 30, 2026, we repatriated approximately $11 million of unremitted foreign earnings from our UK operations on which there was no income tax impact as of June 30, 2026. It is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. In November 2025, we reached a settlement with a Canadian provincial tax authority regarding a tax dispute. The settlement resolved the dispute for tax years 2002 through 2018 for a total net expected cash outlay of $8.7 million, after taking into account expected federal refunds and deductions associated with the agreed upon tax and interest as well as estimated subsequent tax year impacts. With the settlement, the performance bonds of $157.4 million posted as collateral for the 2002 through 2018 period were released. See Note 6. Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q, for a discussion regarding our Canadian tax reassessments.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended June 30, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the nine months ended June 30, 2026, an additional valuation allowance of $7.2 million has been recorded to recognize the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

Indebtedness

As of June 30, 2026, we had $728.0 million of outstanding indebtedness, consisting of $650.0 million outstanding under our 8.00% Senior Notes due 2030, $43.0 million of outstanding loans under the accounts receivable financing facility (“AR Facility”), and $35.0 million of borrowings outstanding under our revolving credit facilities under the Credit Agreement, (see Note 7. Long-Term Debt and Finance Lease Liabilities in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for more detail regarding our debt). Outstanding letters of credit totaling $18.2 million as of June 30, 2026 further reduced available borrowing capacity under our revolving credit facility to $271.8 million.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

In the near term, our capital allocation priorities remain focused on investing in the maintenance of our assets to support our existing operations and on continued debt reductions, where appropriate. As our balance sheet strengthens and our financial position continues to improve, we may evaluate additional uses of capital and are considering a capital allocation framework to, among other things, implement such uses. The timing and nature of any future capital allocation decisions will depend on our financial performance, liquidity position, capital requirements, and market conditions.

Historical Cash Flows

The table below provides a summary of our sources and uses of cash (in millions):

	Nine Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$162.8	$204.6
Net cash used in investing activities	(39.8)	(34.7)
Net cash used in financing activities	(127.1)	(111.5)
Effect of exchange rate changes on cash and cash equivalents	0.7	0.8
Net change in cash and cash equivalents	$(3.4)	$59.2

As of June 30, 2026, we had cash and cash equivalents of $56.3 million, compared to $59.7 million as of September 30, 2025.

Cash Flows from Operating Activities

Net cash provided by operating activities, as reflected in the Condensed Consolidated Statements of Cash Flows, were $162.8 million, for the nine months ended June 30, 2026, as compared to $204.6 million, for the nine months ended June 30, 2025.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events; consequently, the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our operating cash flows for both the nine months ended June 30, 2026 and June 30, 2025, reflect the seasonal decrease in inventories due to the end of the winter season.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
During the nine months ended June 30, 2026, changes in Other assets and Other liabilities primarily reflect the settlement of the tax dispute with the Canadian tax authorities, of which previously recorded deposits were applied to the amount due at settlement. See Note 6. Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q, for further information.

Cash Flows from Investing Activities

Net cash used in investing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, were $39.8 million and $34.7 million, during the nine months ended June 30, 2026 and June 30, 2025, respectively. Cash outflows from investing activities for capital expenditures during the nine months ended June 30, 2026 and June 30, 2025 were $62.1 million and $53.8 million, respectively. The capital expenditures primarily reflects maintenance-related projects. We estimate that our cash outflows for capital expenditures will be approximately $90 million to $110 million for the fiscal year ended September 30, 2026.

On February 3, 2026, we entered into an agreement to sell our SOP business in Wynyard, Saskatchewan, Canada. The transaction closed on March 1, 2026. As a result, we received $23.3 million proceeds from sale of business, net of cash and transaction costs. For further information, see Note 3. Dispositions in the Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.

Cash Flows from Financing Activities

Net cash used in financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, were $127.1 million, for the nine months ended June 30, 2026, compared to net cash used by financing activities of $111.5 million, for the nine months ended June 30, 2025. Net cash used in financing activities primarily consisted of the redemption of the remaining $150.0 million of the 2027 Notes, partially offset by net borrowings under the revolving credit facility of $35.0 million, during the nine months ended June 30, 2026. In the prior-year period, we issued $650.0 million of 2030 Notes and used the proceeds to repurchased $350.0 million of 2027 Notes, repaid $43.5 million under our revolving credit facility, and repaid $191.3 million under our term loan facilities.

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
Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended (the Exchange Act) under the supervision and with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting as described below, the Company’s disclosure controls and procedures were ineffective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts noted above, there were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ending June 30, 2026 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three and nine months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 6.    Exhibits

Exhibit No.	Exhibit Description
10.1
Sixth Amendment dated March 19, 2026, to the Receivables Financing Agreement dated as of June 30, 2020, among the Receivables Financing Agreement Parties (as previously amended), by and among Compass Minerals America Inc., Compass Minerals Receivables LLC and PNC Bank National Association (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026).

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
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to the Condensed Consolidated Financial Statements and (vii) document and entity information tagged as blocks of text and including detailed tags.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date: August 6, 2026	By:	/s/ Peter Fjellman
Peter Fjellman
Chief Financial Officer
(Principal Financial Officer)